Form 10-Q
period 1995-03-31
SEVENSON ENVIRONMENTAL SERVICES INC
filed 1995-05-12
CIK 846976

SECURITIES AND EXCHANGE COMMISSION

                         WASHINGTON, DC

                            FORM 10-Q

           Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

_________________________________________________________________

For Quarter Ended                  Commission File Number 0-17536
 March 31, 1995


              SEVENSON ENVIRONMENTAL SERVICES, INC.
     (Exact name of registrant as specified in its charter)


           Delaware                               16-1091535
(State or other jurisdiction of                  (IRS Employer
 incorporation or organization                 Identification No.)

                       2749 Lockport Road
                           PO Box 396
                    Niagara Falls, NY   14302
            (Address of principal executive offices)
                           (Zip Code)


                        (716) 284-0431
      (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                    Yes __X___     No ______

Number of common shares outstanding as of the close of the period covered by this report: 1,605,225 shares of Common Stock and 4,735,975 shares of Class B Common Stock

SEVENSON ENVIRONMENTAL SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (IN THOUSANDS)

                                   March 31,      December 31
                                     1995            1994
                                  (Unaudited)      (Audited)

ASSETS

CURRENT ASSETS:
  Cash and cash equivalents        $  6,102       $  3,226
  Marketable securities              46,358         46,994
  Accounts receivable                24,334         25,147
  Costs and estimated earnings
   on contracts in progress in
   excess of related billings         1,998          1,381
  Prepaid expenses and other
   current assets                     1,079          1,292
  Deferred income taxes                  15            566
    Total current assets             79,886         78,606
                                   --------       --------

PROPERTY AND EQUIPMENT:
  Land                                  199            199
  Buildings and improvements          2,446          2,420
  Construction and field equipment    8,643          8,436
  Vehicles                            3,421          3,282
  Office furniture and equipment      1,316          1,305
                                   --------       --------
                                     16,025         15,642
  Less accumulated depreciation       8,866          8,496
                                   --------       --------
     Total property and
      equipment, net                  7,159          7,146
                                   --------       --------
OTHER ASSETS                          1,907          1,873
                                   --------       --------
TOTAL ASSETS                       $ 88,952       $ 87,625
                                   ========       ========


See notes to condensed consolidated financial statement.

                                   March 31,      December 31,
                                     1995            1994
                                  (Unaudited)      (Audited)

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable:
   Current                         $  7,147       $  7,702
   Retentions                           597            739
   Compensation, income taxes and
    other current liabilities         2,301          1,764
  Amounts billed in excess of
   costs and estimated earnings
   on contracts in progress           8,431          8,271
                                   --------       --------
     Total current liabilities       18,476         18,476
                                   --------       --------

DEFERRED INCOME TAXES                   491            909
                                   --------       --------

NOTES PAYABLE                         2,000          2,000
                                   --------       --------

STOCKHOLDERS' EQUITY:
  Common stock, $.10 par value:
   Authorized 12,000 shares,
   issued 1,884                         188            188
  Class B Common Stock, $.10
   par value:
   Authorized 8,000 shares,
   outstanding 4,736                    474            474
  Additional paid-in capital         24,336         24,336
  Retained earnings                  46,109         44,651
                                   --------       --------
                                     71,107         69,649

  Treasury stock (278 shares
   common stock at cost)             (3,014)        (3,014)
                                   --------       --------
                                     68,093         66,635

  Unrealized loss on marketable
   securities, net of taxes             (10)          (295)
  Cumulative translation
   adjustment                           (98)          (100)
                                   --------       --------
     Total stockholders' equity      67,985         66,240
                                   --------       --------

TOTAL LIABILITIES AND STOCKHOLDERS'
  EQUITY                           $ 88,952       $ 87,625
                                   ========       ========

SEVENSON ENVIRONMENTAL SERVICES, INC. AND SUBSIDIARIES


CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
THREE-MONTH PERIODS ENDED MARCH 31, 1995 AND 1994 -
(UNAUDITED) (IN THOUSANDS, EXCEPT PER-SHARE DATA)


                                       1995           1994


REVENUES                           $ 19,862       $  9,475

COSTS AND EXPENSES:
 Cost of contracts:
  Direct costs                       15,119          7,105
  Indirect costs                        741            862
 Selling, general and
  administrative                      2,027          1,876
                                   --------       --------
                                     17,887          9,843
                                   --------       --------

EARNINGS FROM OPERATIONS              1,975           (368)

OTHER:
 Interest income                        415            382
 Interest expense                       (56)           (44)
 Realized on sale of marketable
  securities                            (36)           292
                                   --------       --------
                                        323            630
                                   --------       --------

EARNINGS BEFORE INCOME TAXES          2,298            262

INCOME TAXES                            840             28
                                   --------       --------

NET EARNINGS                       $  1,458       $    234
                                   ========       ========

WEIGHTED AVERAGE NUMBER OF
 SHARES OUTSTANDING                   6,341          6,323
                                   ========       ========

EARNINGS PER SHARE                 $   0.23       $   0.04
                                   ========       ========


See notes to condensed consolidated financial statement.

SEVENSON ENVIRONMENTAL SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE-MONTH PERIODS ENDED MARCH 31, 1995 AND 1994 -
(UNAUDITED) (IN THOUSANDS)

                                       1995           1994

CASH FLOWS FROM OPERATING ACTIVITIES:
  Cash receipts from customers       20,117          9,756
  Cash payments to subcontractors,
   suppliers and employees          (17,842)       (10,879)
  Interest received                     477            413
  Interest paid                         (56)           (44)
  Taxes paid                            (22)        (1,030)
  Tax refunds received                    0             12
                                   --------       --------
  Net cash provided by (used in)
   operating activities               2,674         (1,772)
                                   --------       --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Marketable securities activity        600          1,106
  Capital expenditures                 (392)          (238)
  Proceeds from sale of property
   and equipment                         (6)             4
                                   --------       --------
  Net cash provided by investing
   activities                           202            872
                                   --------       --------
CASH FLOWS FROM FINANCING ACTIVITIES:

  Exercise of stock options               0            121
                                   --------       --------
  Net cash provided by financing
   activities                             0            121
                                   --------       --------

NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                    2,876           (779)

CASH AND CASH EQUIVALENTS,
  BEGINNING OF PERIOD                 3,226         26,352
                                   --------       --------

CASH AND CASH EQUIVALENTS,
  END OF PERIOD                    $  6,102       $ 25,573
                                   ========       ========


See notes to condensed consolidated financial statements.

                                                     (Continued)

SEVENSON ENVIRONMENTAL SERVICES, INC. AND SUBSIDIARIES


CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE-MONTH PERIODS ENDED MARCH 31, 1995 AND 1994 -
(UNAUDITED) (IN THOUSANDS)


                                       1995           1994

RECONCILIATION OF NET EARNINGS TO
  NET CASH PROVIDED BY OPERATING
  ACTIVITIES:
  Net earnings                     $  1,458       $    234
  Adjustments to reconcile:
   Depreciation and amortization        391            358
   Gain/loss on sale of
    marketable securities                36           (292)
   Increase in cash value of life
    insurance                           (40)           (30)
   Deferred income taxes                418             (9)
   Sale of property and equipment        (6)             6
   Change in assets and liabilities
    affecting cash flows:
    Accounts receivable                 813          1,480
    Material and supply inventories       3             12
    Costs and estimated earnings on
     contracts in progress in excess
     of related billings               (617)        (1,017)
    Prepaid and refundable
     income taxes                         0           (313)
    Prepaid expenses and other
     current assets                     210             88
    Other assets                          6              0
    Accounts payable                   (697)        (1,053)
    Compensation, income taxes and
     other current liabilities         (116)          (411)
    Amounts billed in excess of
     costs and estimated earnings on
     contracts in progress              160           (157)
    Income taxes                        655           (668)
                                   --------       --------
NET CASH PROVIDED BY OPERATING
  ACTIVITIES                       $  2,674       $ (1,772)
                                   ========       ========


See notes to condensed consolidated financial statements.


                                                  (Concluded)

SEVENSON ENVIRONMENTAL SERVICES, INC. AND SUBSIDIARIES


NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The accounting policies used in preparing these condensed consolidated financial statements are the same as those used in preparing the Company's consolidated financial statements for the year ended December 31, 1994.

     The foregoing condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation. The interim results are not necessarily indicative of the results which may be expected for a full year.

2.   CONTINGENCIES

     The Company is a defendant or plaintiff in various claims and lawsuits arising in the normal course of business. The ultimate outcome of the suits cannot presently be determined and no provision for loss or gain, if any, that may result has been made in the accompanying condensed consolidated financial statements. It is the opinion of management that there will not be any material adverse effects on the Company's condensed consolidated financial statements as a result of these actions.



                   *    *    *    *    *    *

ITEM 2 -  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS


     The combined effect of record high contract backlog at the beginning of the quarter ($58 million) and a mild winter which allowed field operations to proceed with little interference from weather, caused first quarter revenue to increase 110% to a record $19,862,000 versus last year's first quarter revenues of $9,475,000.

     Gross margin (revenues less direct costs) for the quarter was 23.9% versus 25.0 in last year's first quarter. The difference is considered insignificant. The Company's gross margin is variable and depends upon the nature, size and mix of projects underway during a period. The Company considers gross margin in the range between 20% and 30% to be normal for its operations.

     Indirect costs were $741,000, or 14% lower than indirect costs in last year's first quarter which were $862,000. The decrease was due to greater absorption of indirect cost items (principally insurance and personnel) into direct costs and lower laboratory, equipment repair and maintenance, and other expenses. These were offset in part by higher equipment depreciation expense.

     Selling, general and administrative expense increased 8% to $2,027,000 versus $1,876,000 last year. Personnel and travel expenses were up reflecting the higher level of activity in the quarter versus last year.

     Interest income increased 8.6% to $415,000 from $382,000 last year. The increase was due to higher interest rates and invested balances. The increase would have been greater but for an adjustment taken to reflect bond premium amortization not previously recognized. Had this adjustment not been made interest income would have been $215,000, or 65%, higher.

     The effective tax rate was 36.5% versus 10.7% last year. Last year's lower rate reflects the fact that in last year's first quarter net earnings were made up entirely of gain on sale of securities and interest income, operations having produced a loss. Because interest income consisted primarily of tax exempt interest, the effective tax rate was much lower than the statutory rate (combined federal and state). This year's mix of earnings from operations and tax exempt interest income produced a higher effective tax rate.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided by operations for the quarter was $2,674,000 versus net cash used of$1,772,000 in the first quarter last year. Cash receipts during the quarter were higher due to higher revenues in the quarter and in the preceding quarter.
Also contributing to higher cash receipts were higher interest receipts and lower taxes paid. In the first quarter last year taxes paid were higher because of differences in the timing and amount of estimated tax payments.

     Net cash provided by investing activities was $202,000 versus $872,000 last year. The difference is primarily due to a decrease in the movement of available funds from marketable securities to cash and cash equivalents. This reflects a lower need for cash due to the increase in cash provided by operations and, to some degree, differences in the timing and nature of investment decisions. Capital expenditures were greater in the first quarter than in the same quarter last year, reducing the net cash provided by investing activities. The Company expects that this year's capital expenditures will be substantially greater than last year's.

     At its March 21, 1995 meeting, the Board of Directors authorized payment of the Company's regular quarterly dividend of 5 1/2 cents per share of Common Stock and 5 cents per share of Class B Common Stock payable on April 14, 1995 to stockholders of record as of April 4, 1995.

     As of March 31, 1995, the Company had working capital of $61.4 million (versus $60.1 million at December 31, 1994) including $52.5 million (versus $50.2 million at December 31,
1994) in cash, cash equivalents and marketable securities. Existing funds and cash generated by operations will be sufficient to meet all working capital and capital investment needs for the foreseeable future.

     The Company has available from a bank a $20 million line of credit for stand-by letters of credit secured by marketable securities and a $5 million unsecured working capital line of credit. As of March 31, 1995, there were no outstanding letters of credit or borrowing against these lines.


                   PART II - OTHER INFORMATION


          Item 1    Legal Proceedings
                    Not Applicable


          Item 2    Changes in Securities
                    Not Applicable


          Item 3    Defaults Upon Senior Securities
                    Not Applicable

          Item 4    Submission of Matters to a Vote of Security
                    Holders
                    Not Applicable


          Item 5    Other Information
                    Not Applicable


          Item 6    Exhibits and Reports on 8-K
                    (a)  Exhibits:  None required.
                    (b)  Reports on Form 8-K:  None required.

                         No reports on Form 8-K have been filed
                         during the quarter (13 weeks) ended
                         March 31, 1995.




                           SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                         SEVENSON ENVIRONMENTAL SERVICES, INC.
                                     (Registrant)


Dated:  May  5, 1995

                              /s/ William J. McDermott
                              ________________________________
                                      (Signature)
                              William J. McDermott
                              Vice President, Secretary and
                              Chief Financial Officer