Form 10-Q
period 1995-06-30
SEVENSON ENVIRONMENTAL SERVICES INC
filed 1995-08-14
CIK 846976

SECURITIES AND EXCHANGE COMMISSION

                         WASHINGTON, DC

                            FORM 10-Q


           Quarterly Report Under Section 13 or 15(d)
             of the Securities Exchange Act of 1934
_________________________________________________________________

For Quarter Ended                  Commission File Number 0-17536
 June 30, 1995


              SEVENSON ENVIRONMENTAL SERVICES, INC.
              _____________________________________
     (Exact name of registrant as specified in its charter)


           Delaware                              16-1091535
______________________________               ____________________
(State or other jurisdiction of              (IRS Employer
 incorporation or organization)              Identification No.)

                       2749 Lockport Road
                           PO Box 396
                 Niagara Falls, NY   14302-0396
                 ______________________________
            (Address of principal executive offices)


                         (716) 284-0431
                 ____________________________
      (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                    Yes __X___     No ______

Number of common shares outstanding as of the close of the period covered by this report: 1,606,225 shares of Common Stock and 4,735,975 shares of Class B Common Stock

SEVENSON ENVIRONMENTAL SERVICES, INC. AND SUBSIDIARIES


CONDENSED CONSOLIDATED BALANCE SHEETS (IN THOUSANDS)


                                       June 30,     December 31,
                                         1995          1994
                                       (Unaudited)  (Audited)

ASSETS

CURRENT ASSETS:
  Cash and cash equivalents            $  6,680     $  3,226
  Marketable securities                  46,934       46,994
  Accounts receivable                    20,374       25,147
  Costs and estimated earnings
    on contracts in progress
    in excess of related billings         3,996        1,381
  Prepaid expenses and other
    current assets                          935        1,292
  Deferred income taxes                       0          566
                                       --------    ---------
     Total current assets                78,919       78,606
                                       ========    =========

PROPERTY AND EQUIPMENT:
  Land                                      199          199
  Buildings and improvements              2,524        2,420
  Construction and field equipment       11,908        8,436
  Vehicles                                3,607        3,282
  Office furniture and equipment          1,316        1,305
                                         ------       ------
                                         19,554       15,642
  Less accumulated depreciation           9,331        8,496
                                         ------       ------
     Total property and equipment, net   10,223        7,146
                                         ------       ------

OTHER ASSETS                              1,942        1,873
                                         ------       ------
TOTAL ASSETS                           $ 91,084    $  87,625
                                       ========    =========


See notes to condensed consolidated financial statements.

SEVENSON ENVIRONMENTAL SERVICES, INC. AND SUBSIDIARIES


CONDENSED CONSOLIDATED BALANCE SHEETS (IN THOUSANDS)


                                       June 30,     December 31,
                                         1995          1994
                                       (Unaudited)  (Audited)

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable:
    Current                            $  8,323     $  7,702
    Retentions                              813          739
  Compensation, income taxes and
    other current liabilities             1,966        1,764
  Amounts billed in excess of
    costs and estimated earnings
    on contracts in progress              7,093        8,271
                                         ------       ------
          Total current liabilities      18,195       18,476
                                         ------       ------

DEFERRED INCOME TAXES                       513          909
                                         ------       ------

NOTES PAYABLE                             2,155        2,000
                                         ------       ------

STOCKHOLDERS' EQUITY:
  Common stock, $.10 par value:
    Authorized 12,000 shares,
      issued 1,884                          188          188
  Class B Common Stock, $.10 par value:
    Authorized 8,000 shares,
      outstanding 4,736                     474          474
  Additional paid-in capital             24,347       24,336
  Retained earnings                      48,311       44,651
                                         ------       ------
                                         73,320       69,649
  Treasury stock (278 shares
    common stock at cost)                (3,014)      (3,014)
                                         ------       ------
                                         70,306       66,635
  Unrealized gain (loss) on
    marketable securities, net of taxes      13         (295)
  Cumulative translation adjustment         (98)        (100)
                                         ------       ------
          Total stockholders' equity     70,221       66,240
                                         ------       ------

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY                                  $91,084      $87,625
                                        =======      =======

SEVENSON ENVIRONMENTAL SERVICES, INC. AND SUBSIDIARIES


CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
THREE-MONTH PERIODS ENDED JUNE 30, 1995 AND 1994 - (UNAUDITED)
(IN THOUSANDS, EXCEPT PER-SHARE DATA)



                                         1995           1994

REVENUES                                $24,980        $15,974

COSTS AND EXPENSES:
  Cost of contracts:
    Direct costs                         18,736         10,374
    Indirect costs                          131            335
  Selling, general and administrative     2,171          1,783
                                         ------         ------
                                         21,038         12,492
                                         ------         ------

EARNINGS FROM OPERATIONS                  3,942          3,482

OTHER:
  Interest income                           590            481
  Interest expense                          (48)           (84)
  Realized on sale of marketable
    securities                                7            331
                                         ------         ------
                                            549            728
                                         ------         ------

EARNINGS BEFORE INCOME TAXES              4,491          4,210

INCOME TAXES                              1,640          1,693
                                         ------         ------

NET EARNINGS                            $ 2,851        $ 2,517
                                        =======        =======

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING                        6,341          6,335
                                        =======        =======
EARNINGS PER SHARE                      $  0.45        $  0.39
                                        =======        =======



See notes to condensed consolidated financial statements.

SEVENSON ENVIRONMENTAL SERVICES, INC. AND SUBSIDIARIES


CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
SIX-MONTH PERIODS ENDED JUNE 30, 1995 AND 1994 - (UNAUDITED)
(IN THOUSANDS, EXCEPT PER-SHARE DATA)



                                         1995           1994

REVENUES                                $44,842        $25,449

COSTS AND EXPENSES:
  Cost of contracts:
    Direct costs                         33,855         17,479
    Indirect costs                          872          1,197
  Selling, general and administrative     4,198          3,659
                                        -------        -------
                                         38,925         22,335
                                        -------        -------

EARNINGS FROM OPERATIONS                  5,917          3,114

OTHER:
  Interest income                         1,005            863
  Interest expense                         (104)          (128)
  Realized on sale of marketable
    securities                              (29)           623
                                         -------       -------
                                            872          1,358


EARNINGS BEFORE INCOME TAXES              6,789          4,472

INCOME TAXES                              2,480          1,721
                                        -------        -------

NET EARNINGS                            $ 4,309        $ 2,751
                                        =======        =======

WEIGHTED AVERAGE NUMBER OF SHARES
OUTSTANDING                               6,341          6,329
                                        =======        =======

EARNINGS PER SHARE                      $  0.68        $  0.43
                                        =======        =======



See notes to condensed consolidated financial statements.

SEVENSON ENVIRONMENTAL SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX-MONTH PERIODS ENDED JUNE 30, 1995 AND 1994 - (UNAUDITED)
(IN THOUSANDS)



                                              1995      1994

CASH FLOWS FROM OPERATING ACTIVITIES:
  Cash receipts from customers               $45,620   $17,872
  Cash payments to subcontractors,
    suppliers and employees                  (37,588)  (21,847)
  Interest received                            1,162       930
  Interest paid                                 (104)     (128)
  Taxes paid                                  (1,411)   (1,210)
  Tax refunds received                           148        31
                                              ------    ------
  Net cash provided by (used in)
    operating activities                       7,827    (4,352)
                                              ------    ------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Marketable securities activity                  31     2,824
  Capital expenditures                        (3,933)     (356)
  Proceeds from sale of property and          ------    ------
    equipment                                     12         5
                                              ------    ------
  Net cash (used in) provided by
    investing activities                      (3,890)    2,473
                                              ------    ------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payments of debt                     155         0
  Dividends paid                                (649)        0
  Exercise of stock options                       11       172
                                              ------    ------
  Net cash (used in) provided by
    financing activities                        (483)      172
                                              ------    ------

NET INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS                               3,454    (1,707)

CASH AND CASH EQUIVALENTS, BEGINNING
OF PERIOD                                      3,226    26,352
                                              ------    ------

CASH AND CASH EQUIVALENTS, END OF PERIOD     $ 6,680   $24,645
                                             =======   =======


See notes to condensed consolidated financial statements.

                                                  (Continued)

SEVENSON ENVIRONMENTAL SERVICES, INC. AND SUBSIDIARIES


CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX-MONTH PERIODS ENDED JUNE 30, 1995 AND 1994 - (UNAUDITED)
(IN THOUSANDS)



                                               1995      1994

RECONCILIATION OF NET EARNINGS TO NET
  CASH PROVIDED BY OPERATING ACTIVITIES:
  Net earnings                               $ 4,309   $ 2,751
  Adjustments to reconcile:
    Depreciation and amortization                866       735
    Gain/loss on sale of marketable
      securities                                  29      (623)
  Increase in cash value of life insurance       (80)      (60)
  Deferred income taxes                          450       (47)
  Sale of property and equipment                   6         6
  Change in assets and liabilities affecting
    cash flows:
    Accounts receivable                        4,773   (14,686)
    Material and supply inventories               15         0
  Costs and estimated earnings on contracts
    in progress in excess of related
    billings                                  (2,615)     (337)
  Prepaid and refundable income taxes             84      (206)
  Prepaid expenses and other current assets      258       191
  Other assets                                    11        (2)
  Accounts payable                               695      (120)
  Compensation, withholding taxes and other
    current liabilities                         (759)     (256)
  Amounts billed in excess of costs and
    estimated earnings on contracts in
    progress                                  (1,178)    7,507
  Income taxes                                   963       795
                                             -------   -------

NET CASH PROVIDED BY (USED IN) OPERATING
ACTIVITIES                                   $ 7,827   $(4,352)
                                             =======   =======


See notes to condensed consolidated financial statements.


                                                  (Concluded)

SEVENSON ENVIRONMENTAL SERVICES, INC. AND SUBSIDIARIES


NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTH PERIODS ENDED JUNE 30, 1995 AND 1994


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


                           * * * * * *

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     Company revenues for the second quarter were a record $24,980,000, exceeding last year's second quarter revenues of $15,974,000 by 56% and the previous record for second quarter revenues of $19,286,000 in 1990 by 29.5%. Strong operating momentum carried over from the first quarter was the principal reason for the high level of revenues. When revenues surge, as they did in the second quarter, the Company's goal is to replace backlog at a rate equal to or greater than the run-off rate. Backlog at the beginning and end of the quarter were, respectively, $62.6 million and $61.6 million. The comparable figures the prior year's period were $77.0 million and $71.6 million, respectively.

     Gross margin (revenues less direct costs) in the quarter was 25.0% versus 35.1% in last year's second quarter. Gross margin was reduced by the write-down of a receivable due to the customer's financial condition. Absent that write-down, gross margin would have been 26.5%. The Company considers gross margin of 25.0% or 26.5% to be within the Company's normal, sustainable range. However, as stated in the second quarter last year, the Company considers gross margin over 30% to be unusual and not sustainable. The high gross margin in last year's second quarter was due to the unique coincidence of a number of favorable factors and developments in that quarter, including higher margins available on larger, fixed price contracts, favorable resolution of cost contingencies, high availability and utilization rates for Company-owned equipment, and a rebound in industrial services margins.

     Second quarter indirect costs were $131,000, down 61% from $335,000 last year for two principal reasons. First, customarily the Company slightly over-accrues in direct costs for insurance expense and adjusts for this by a credit to indirect cost. In part because project labor cost was higher this year, the adjusting credit to indirect cost was unusually high. Second, larger return premiums from the Company's retrospectively rated liability and workers compensation insurance policies were received versus the return premiums received last year. Such return premiums reflect low loss rates under the applicable policies in prior policy years. The Company is entitled to a rebate or "return" premium when policy losses fall below certain levels. Conversely, if policy losses were to exceed certain levels, the Company would be charged an additional premium. The Company has consistently received large return premiums over the last several years. As future return premiums, if any, will be based on the continuation of the Company's low loss rates, there can be no assurance that large return premiums will continue. Partially offsetting the foregoing was an increase in depreciation expense caused by substantial additions to the Company's fleet of field equipment.

     Selling, general and administrative expense increased 21.8% to $2,171,000 from $1,783,000 last year. Increases occurred in all categories reflecting the Company's increased activity.

     Interest income was $590,000 versus $481,000 last year. The increase was due to higher interest rates and larger invested balances.

     The effective tax rate was 36.5% versus 40.2% last year.
The tax rate was higher last year due to an adjustment for prior period taxes resulting from an audit.


LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided by (used in) operations for the six month period was $7,827,000 versus ($4,352,000) for the same period in 1994. Cash receipts from customers increased 155% from $17,872,000 to $45,620,000, while cash payments increased only 72%, from $21,847,000 to $37,588,000, resulting in higher net cash in-flow. The increase in receipts was due to higher revenues in the last two months of 1994 and in the first quarter of 1995 relative to the same periods in the prior year. Disproportionately greater net cash in-flow resulted for two reasons. First, much of the expense associated with the 1994 receivables was paid in 1994. Second, receivables were generated earlier in the first six months of 1995 than those generated in the same period last year, and were collected before the close of the period. In contrast, last year's first half receivables generally were generated later in the period and had not yet been collected at period's end.

     Net cash provided by (used in) investing activities was ($3,890,000) versus $2,473,000 in the first six months last year. The difference was due principally to increased capital expenditures. During the first six months of 1995 the Company had capital expenditures of $3,933,000, mostly for field equipment, versus $356,000 in the same period last year. Also, in the first six months of last year the Company sold marketable securities which netted $2,824,000 versus only $31,000 in net receipts from such sales this year.

     As of June 30, 1995, the Company had working capital of $60.7 million, including $53.6 million in cash, cash equivalents and marketable securities. The Company believes that its existing funds and cash generated by operations will be sufficient to meet all its working capital and capital investment needs for the foreseeable future.

     The Company has available from a bank a $20 million line of credit for stand-by letters of credit secured by marketable securities and a $5 million unsecured line of credit for working capital. As of June 30, 1995, there were no outstanding letters of credit or borrowings against these lines.

                   PART II - OTHER INFORMATION


     Item 1    Legal Proceedings
               Not Applicable


     Item 2    Changes in Securities
               Not Applicable


     Item 3    Defaults Upon Senior Securities
               Not Applicable


     Item 4    Submission of Matters to a Vote of Security
               Holders
               At the Company's Annual Meeting of Shareholders held on May 23, 1995, the nominees to the Board of Directors were re-elected based upon the following results:

                         Nominees                 No. of Votes

                         Class A
                         Joseph J. Castiglia         817,782
                         Robert S. Kelso             817,782

                         Class B
                         Arthur A. Elia           47,359,750
                         Michael A. Elia          47,359,750
                         Laurence A. Elia         47,359,750
                         Richard A. Elia          47,359,750
                         William J. McDermott     47,359,750
                         Dena M. Armstrong        47,359,750


               The proposal to increase the number of shares available for issuance under the 1989 Incentive Stock Option Plan from 100,000 to 200,000 shares was approved; the vote was: For, 47,819,000; Against, 19,610; Abstain, 2,500.

               In addition, Deloitte & Touche was ratified to continue as auditors based upon the following votes: For, 48,180,012; Against, 6,600; Abstain,
               1,650.

               Under applicable state law and the Company's
               Restated Certificate of Incorporation and By-laws, abstentions operate as votes against a proposal and non-votes have no effect.


     Item 5    Other Information
               Not Applicable

     Item 6    Exhibits and Reports on 8-K
               (a)  Exhibits:  None required.
               (b)  Reports on Form 8-K:  None required.

                    No reports on Form 8-K have been filed during the quarter (13 weeks) ended June 30, 1995.


                           SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                         SEVENSON ENVIRONMENTAL SERVICES, INC.

Dated:  August 3, 1995
                         /s/  William J. McDermott
                         _________________________________
                         William J. McDermott
                         Vice President, Secretary and
                         Chief Financial Officer