Form 10-Q
period 1995-09-30
SEVENSON ENVIRONMENTAL SERVICES INC
filed 1995-11-13
CIK 846976

SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC

                                 FORM 10-Q

                Quarterly Report Under Section 13 or 15(d)
                  of the Securities Exchange Act of 1934
__________________________________________________________________________


For Quarter Ended                       Commission File Number 0-17536
September 30, 1995

                   SEVENSON ENVIRONMENTAL SERVICES, INC.
          ______________________________________________________
          (Exact name of registrant as specified in its charter)


               Delaware                              16-1091535
_______________________________                   _______________________
(State or other jurisdiction of                      (IRS Employer
 incorporation or organization)                    Identification No.)

                            2749 Lockport Road
                                PO Box 396
                      Niagara Falls, NY   14302-0396
                 ________________________________________
                 (Address of principal executive offices)


                              (716) 284-0431
               _____________________________________________
           (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                      Yes   [ X ]         No   [   ]

Number of common shares outstanding as of the close of the period covered by this report: 1,612,025 shares of Common Stock and 4,735,975 shares of Class B Common Stock

SEVENSON ENVIRONMENTAL SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (IN THOUSANDS)
_________________________________________________________________


                                   September 30,     December 31,
                                       1995              1994
                                   (Unaudited)       (Audited)

ASSETS

CURRENT ASSETS:
  Cash and cash equivalents              $387            $3,226
  Marketable securities                49,902            46,994
  Accounts receivable                  25,677            25,147
  Costs and estimated earnings on
    contracts in progress in excess
    of related billings                 4,983             1,381
  Prepaid expenses and other
    current assets                      1,068             1,292
  Deferred income taxes                     0               566
                                      _______           _______
       Total current assets            82,017            78,606
                                      _______           _______
PROPERTY AND EQUIPMENT:
  Land                                    199               199
  Buildings and improvements            2,545             2,420
  Construction and field equipment     12,745             8,436
  Vehicles                              3,672             3,282
  Office furniture and equipment        1,344             1,305
                                      _______           _______
                                       20,505            15,642
  Less accumulated depreciation         9,838             8,496
       Total property and             _______           _______
         equipment, net                10,667             7,146
                                      _______           _______
OTHER ASSETS                            1,976             1,873
                                      _______           _______
TOTAL ASSETS                          $94,660           $87,625
                                      =======           =======



See notes to condensed consolidated financial statements

SEVENSON ENVIRONMENTAL SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (IN THOUSANDS)
_________________________________________________________________


                                   September 30,     December 31,
                                       1995              1994
                                   (Unaudited)       (Audited)

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable:
    Current                           $10,027            $7,702
    Retentions                            928               739
  Compensation, income taxes and
    other current liabilities           2,243             1,764
  Amounts billed in excess of costs
    and estimated earnings
    on contracts in progress            4,975             8,271
                                      _______           _______
        Total current liabilities      18,173            18,476
                                      _______           _______

DEFERRED INCOME TAXES                     580               909
                                      _______           _______
NOTES PAYABLE                           2,038             2,000
                                      _______           _______
STOCKHOLDERS' EQUITY:
  Common Stock, $.10 par value:
    Authorized 12,000 shares,
      issued 1,890                        189               188
  Class B Common Stock, $.10 par value:
    Authorized 8,000 shares,
      outstanding 4,736                   474               474
  Additional paid-in capital           24,415            24,336
  Retained earnings                    51,774            44,651
                                      _______           _______
                                       76,852            69,649
  Treasury stock (278 shares
    Common Stock at cost)              (3,014)           (3,014)
                                      _______           _______
                                       73,838            66,635
  Unrealized gain (loss) on
    marketable securities, net
    of taxes                              129              (295)
  Cumulative translation adjustment       (98)             (100)
                                      _______           _______
        Total stockholders' equity     73,869            66,240
                                      _______           _______
TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY                                $94,660           $87,625
                                      =======           =======

See notes to condensed consolidated financial statements

SEVENSON ENVIRONMENTAL SERVICES, INC. AND SUBSIDIARIES

THREE-MONTH PERIODS ENDED SEPTEMBER 30, 1995
AND 1994 - (UNAUDITED) (IN THOUSANDS, EXCEPT PER-SHARE DATA)
_________________________________________________________________


                                             1995        1994

REVENUES                                    $29,428     $24,206

COSTS AND EXPENSES:
  Cost of contracts:
    Direct costs                             21,246      16,765
    Indirect costs                            1,006         879
  Selling, general and administrative         1,791       1,652
                                            _______     _______
                                             24,043      19,296
                                            _______     _______
EARNINGS FROM OPERATIONS                      5,385       4,910

OTHER:
  Interest income                               611         605
  Interest expense                              (48)        (51)
  Realized on sale of marketable securities      22         (11)
                                            _______     _______
                                                585         543

EARNINGS BEFORE INCOME TAXES                  5,970       5,453

INCOME TAXES                                  2,180       2,020
                                            _______     _______
NET EARNINGS                                 $3,790      $3,433
                                            =======     =======
WEIGHTED AVERAGE NUMBER OF SHARES
     OUTSTANDING                              6,347       6,339
                                            =======     =======
EARNINGS PER SHARE                            $0.60       $0.55
                                            =======     =======




See notes to condensed consolidated financial statements

PAGE

SEVENSON ENVIRONMENTAL SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
NINE-MONTH PERIODS ENDED SEPTEMBER 30, 1995
AND 1994 - (UNAUDITED) (IN THOUSANDS, EXCEPT PER-SHARE DATA)
_________________________________________________________________

                                             1995        1994

REVENUES                                    $74,270     $49,655

COSTS AND EXPENSES:
  Cost of contracts:
    Direct costs                             55,101      34,244
    Indirect costs                            1,878       2,076
  Selling, general and administrative         5,989       5,311
                                            _______     _______
                                             62,968      41,631
                                            _______     _______

EARNINGS FROM OPERATIONS                     11,302       8,024

OTHER:
  Interest income                             1,616       1,468
  Interest expense                             (152)       (179)
  Realized on sale of marketable securities      (7)        612
                                            _______     _______
                                              1,457       1,901
                                            _______     _______
EARNINGS BEFORE INCOME TAXES                 12,759       9,925

INCOME TAXES                                  4,660       3,741
                                            _______     _______
NET EARNINGS                                 $8,099      $6,184
                                            =======     =======
WEIGHTED AVERAGE NUMBER OF
     SHARES OUTSTANDING                       6,343       6,332
                                            =======     =======
EARNINGS PER SHARE                            $1.28       $0.98
                                            =======     =======


See notes to condensed consolidated financial statements

SEVENSON ENVIRONMENTAL SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE-MONTH PERIODS ENDED SEPTEMBER 30, 1995
AND 1994 - (UNAUDITED) (IN THOUSANDS)
_________________________________________________________________

                                             1995        1994

CASH FLOWS FROM OPERATING ACTIVITIES:
  Cash receipts from customers              $66,773     $52,327
  Cash payments to subcontractors,
   suppliers and employees                  (59,584)    (39,746)
  Interest received                           1,731       1,495
  Interest paid                                (152)       (179)
  Taxes paid                                 (3,313)     (3,466)
  Tax refunds received                          154          64
  Net cash provided by operating            _______     _______
   activities                                 5,609      10,495
                                            _______     _______
CASH FLOWS FROM INVESTING ACTIVITIES:
  Marketable securities activity             (2,711)        660
  Capital expenditures                       (4,885)       (704)
  Proceeds from sale of property and
   equipment                                      6          21
  Other assets                                    0           1
  Net cash used in investing                _______     _______
   activities                                (7,590)        (22)
                                            _______     _______
CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payments of debt                     38           0
  Dividends paid                                 80         214
  Exercise of stock options                    (976)       (324)
  Net cash used in financing                _______     _______
    activities                                 (858)       (110)
                                            _______     _______
NET INCREASE (DECREASE) IN CASH
     AND CASH EQUIVALENTS                    (2,839)     10,363

CASH AND CASH EQUIVALENTS, BEGINNING
     OF PERIOD                                3,226      26,352
                                            _______     _______
CASH AND CASH EQUIVALENTS, END OF PERIOD       $387     $36,715
                                            =======     =======



See notes to condensed consolidated financial statements


                                                  (Continued)

SEVENSON ENVIRONMENTAL SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE-MONTH PERIODS ENDED JUNE 30, 1995 AND
1994 - (UNAUDITED) (IN THOUSANDS)
_________________________________________________________________

                                             1995        1994

RECONCILIATION OF NET EARNINGS TO NET
CASH PROVIDED BY OPERATING ACTIVITIES:
  Net earnings                               $8,099      $6,184
  Adjustments to reconcile:
    Depreciation and amortization             1,447       1,118
    Gain/loss on sale of marketable
      securities                                227        (612)
    Increase in cash value of life insurance   (120)       (151)
    Deferred income taxes                       237         (71)
    Sale of property and equipment                6          21
    Change in assets and liabilities
      affecting cash flows:
          Accounts receivable                  (530)     (6,668)
          Material and supply inventories        27          78
          Costs and estimated earnings on
            contracts in progress in excess
            of related billings               (3,602)       349
          Prepaid and refundable income taxes     84       (111)
          Prepaid expenses and other current
            assets                               113       (428)
          Other assets                           (74)        (3)
          Accounts payable                     2,515      1,197
          Compensation, payroll taxes and
            withholdings                        (89)          5
          Other current liabilities            (611)        (12)
          Amounts billed in excess of costs
            and estimated earnings on
            contracts in progress            (3,296)      9,078
          Income taxes                        1,176         521
                                             ______     _______
NET CASH PROVIDED BY OPERATING
ACTIVITIES                                   $5,609     $10,495
                                             ======     =======




See notes to condensed consolidated financial statements


                                                  (Concluded)

SEVENSON ENVIRONMENTAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NINE-MONTH PERIODS ENDED SEPTEMBER 30, 1995 AND 1994


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

3.   RECENTLY ISSUED ACCOUNTING STANDARD

     In October, 1995, the Financial Accounting Standards Board issued Statement of Financial Standards No. 123, "Accounting for Stock-Based Compensation," which requires adoption no later than fiscal years beginning after December 15, 1995. The new standard defines a fair value method of accounting for stock options and similar equity instruments. Under the fair value method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period, which is usually the vesting period.

     Pursuant to the new standard, companies are encouraged, but not required, to adopt the fair value method of accounting for employee stock-based transactions. Companies are also permitted to continue to account for such transactions under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," but would be required to disclose in a note to the financial statements pro forma net income and, if presented, earnings per share as if the Company had applied the new method of accounting.

     The accounting requirements of the new method are effective for all employee awards granted after the beginning of the fiscal year of adoption. The Company has not yet determined if it will elect to change to the fair value method, nor has it determined the effect the new standard will have on net income and earnings per share should it elect to make such a change. Adoption of the new standard will have no effect on the Company's cash flows.

ITEM 2 -  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

          Company revenues for the third quarter were a record $29,428,000, exceeding last year's third quarter revenues of $24,206,000 (the previous record for the quarter) by 22%. The Company sustained strong operating momentum from the first two quarters of the year throughout the third quarter and into the fourth.

          With the surge in revenues this year, the Company has consumed contract backlog at a record rate. The Company's goal is to replenish backlog at a rate equal to or greater than the consumption rate. During the third quarter, efforts to achieve this goal were hampered by uncertainties concerning the federal budget and halting progress in Congress's effort to reform and reauthorize the Superfund law. Backlog at the beginning and end of the quarter were, respectively, $61.6 million and $57.8 million. The comparable backlog amounts for the prior year's period were $71.6 million and $66.0 million.

          Gross margin (revenues less direct costs) for the quarter were 27.8% versus 30.7% in the third quarter last year. The Company considers gross margin at these levels to be close to or at the higher end of the Company's normal gross margin range. The Company was able to achieve gross margin at this level due to several factors, including higher margins available (commensurate with the risks) on larger, fixed price contracts, high availability and utilization rates for Company-owned equipment, and application of Company value-added technology.

          Indirect costs were $1,006,000, 14% higher than last year's third quarter indirect costs of $879,000. The principal reason for the increase was higher depreciation expense caused by substantial additions to the Company's fleet of field equipment.

          Selling, general and administrative expense increased
8% to $1,791,000 from $1,652,000 last year. Increases occurred in many categories, reflecting the Company's increased operating activity.

          Interest income was $611,000 versus $605,000 last year.
The minor increase was due to higher interest rates, the effect of which was reduced by lower average invested balances.
Balances were lower due to higher receivables and the use of cash to purchase equipment.

          The effective tax rate was 36.5% versus 37.1% last year. Last year's rate was higher due to an audit adjustment.


LIQUIDITY AND CAPITAL RESOURCES

          Net cash provided by operations in the nine-month period was $5,609,000 versus $10,495,000 in the same period last year. Cash receipts from customers increased only 28% from $52,327,000 to $66,773,000, while cash payments to subcontractors and others increased 50% from $39,746,000 to $59,584,000. The net effect was a $5,392,000 decrease in net cash in-flow during the period versus the same period last year. The cause was high start-up costs on several projects begun during the quarter.

          Net cash used in investing activities was $7,590,000 versus $22,000 in the same period last year. The increase was due principally to increased capital expenditures for field equipment. The Company purchased equipment to support its expanding dewatering and water treatment operations and to meet the needs of increased operations generally. Also, the Company purchased marketable securities with cash. In the previous year, similar purchases of marketable securities were largely offset by the sale of all the common stock the Company held in a solid waste company.

          As of September 30, 1995, the Company had working capital of $63,844,000, including $50,289,000 in cash and marketable securities. The Company believes that its existing funds and cash generated by operations will be sufficient to meet all working capital and capital investment needs for the foreseeable future.

          The Company has available from a bank a $20 million line of credit for stand-by letters of credit secured by marketable securities and a $5 million unsecured working capital line of credit. As of September 30, 1995, there were no outstanding letters of credit or borrowing against these lines.



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

Item 3    Defaults Upon Senior Securities
               Not Applicable

Item 4    Submission of Matters to a Vote of Security Holders
               Not Applicable

Item 5    Other Information
               Not Applicable

Item 6    Exhibits and Reports on 8-K
               (a)  Exhibits:  None required.
               (b)  Reports on Form 8-K:  None required.


                    No reports on Form 8-K have been filed during the quarter (13 weeks) ended September 30, 1995.


                           SIGNATURES

          Pursuant to the requirements of the Securities Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                         SEVENSON ENVIRONMENTAL SERVICES, INC.

Dated:  November 8, 1995

                         /s/  William J. McDermott
                         William J. McDermott
                         Vice President, Secretary and
                         Chief Financial Officer