Form 10-K
period 1995-12-31
SEVENSON ENVIRONMENTAL SERVICES INC
filed 1996-03-29
CIK 846976

SECURITIES AND EXCHANGE COMMISSION

                         WASHINGTON, DC
                            FORM 10-K

             Annual Report Under Section 13 or 15(d)
           of the Securities and Exchange Act of 1934

           For the Fiscal Year Ended December 31, 1995
                   Commission File No. 0-17536


              SEVENSON ENVIRONMENTAL SERVICES, INC.
     (Exact name of registrant as specified in its charter)

         Delaware                                 16-1091535
(State or other jurisdiction of                  (IRS Employer
 incorporation or organization)               Identification No.)



                       2749 Lockport Road
                           PO Box 396
                    Niagara Falls, NY  14302
            (Address of principal executive offices)
                           (Zip Code)

                         (716) 284-0431
      (Registrant's telephone number, including area code)


   Securities Registered Pursuant to Section 12(b) of the Act:


                              None


   Securities Registered Pursuant to Section 12(g) of the Act:


                          Common Stock.
                        (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                  Yes     X        No

                     Cover Page 1 of 2 Pages

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements or incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.     [ ]

As of March 15, 1996, 1,628,975 shares of Common Stock were outstanding, and the aggregate market value (based on the closing bid price quoted on the NASDAQ on March 15, 1996) of the Common Stock held by non-affiliates was approximately $26.1 million.
As of the same date, 4,720,025 shares of Class B Common Stock were outstanding.

                  _____________________________


               DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement for its 1996 Annual
Meeting of Shareholders and 1995 Annual Report to Stockholders are incorporated by reference into Part III hereof.






























                     Cover Page 2 of 2 Pages

                             PART I

ITEM 1.   BUSINESS


General

Sevenson provides a comprehensive range of field services for the remediation of sites and facilities contaminated by hazardous materials ("site remediation"). These services include on-site treatment, containment, and excavation and removal of contaminated materials. The Company also decontaminates, demolishes and closes contaminated industrial facilities and provides industrial cleaning services. Sevenson has performed site remediation field services since 1979, when it was selected as the principal contractor for the remediation of the Love Canal site in Niagara Falls, New York. The Company's strategy has been to capitalize on its extensive hazardous waste site remediation experience. The Company believes that it is one of only a few companies in the country with such a high degree of expertise in site remediation services. The Company does not own or operate offsite transportation, storage or hazardous waste disposal facilities. When required, the Company contracts with others for these services.

Since its inception, the Company has been successful in marketing its services to both private and public sector customers. The following table summarizes revenue contribution from these customers during the last three years:


Contract Revenues
(In Thousands)                Years Ended December 31,

                     1993              1994           1995

Public Sector    $20,950 (30%)     $15,435 (20%)  $ 17,692 (17%)

Private Sector   $48,226 (70%)     $61,984 (80%)  $ 84,780 (83%)


Total            $69,176           $77,419        $102,472


The Company's customers include major industrial corporations and government agencies. Since entering the business, the Company has performed 544 contracts including contracts at 58 Superfund sites. The Company has been able to generate profit margins in its public sector contracts generally comparable to margins obtained in its private sector business.

In performing its services, Sevenson emphasizes safety, quality control and cost control. The Company performs most remedial work with its own employees and equipment, which allows it to maintain a high degree of control over its operations.

The Company provides its services in the eastern United States, principally in the Northeast, as well as in eastern Canada. It currently operates through offices in Niagara Falls, New York, Delmont (Pittsburgh), Pennsylvania, Chadds Ford (Philadelphia), Pennsylvania, Munster (Chicago, IL), Indiana and Baton Rouge, Louisiana. The operations of the Company's bioremediation subsidiary acquired in 1989, Waste Stream Technology Inc., are conducted at office, laboratory and shop facilities in Buffalo, New York. Canadian operations are conducted through a Canadian subsidiary.

The Company was formed in 1977 as the successor to a family-owned general construction business founded in 1917. As a result of a restructuring completed in 1989, the Company no longer engages in the general construction business, which is now operated by SCC Contracting, Inc. ("SCC"), a separate corporation owned solely by the five principal stockholders and not part of the Company.

The Remediation Process

The remediation process consists of three phases; site assessment, remedial design, and, finally, field cleanup operations. The site assessment phase is largely investigative, involving a detailed evaluation of the hazardous waste problem and the consideration of alternative solutions. The remedial design phase involves the preparation of a detailed remediation plan for the chosen solution. The third phase is the field implementation of the site remediation plan, which can include on-site treatment, containment, and excavation and removal of contaminated materials.

By concentrating its efforts on the field implementation of site remediation plans, the Company draws on project management expertise derived from over 17 years of hazardous waste site remediation experience. This expertise enables the Company to accurately assess the costs and risks of site remediation projects. The Company's experience and reputation for safe and timely completion give it a competitive advantage in site remediation, especially for large and difficult projects.

While some firms in the environmental business offer services in more than one phase of the remediation process, the Company has chosen to focus on field cleanup operations. Sevenson believes that business opportunities in site remediation are growing in response to continuing, broad-based public support for the actual cleanup of sites versus the protracted study and litigation which has characterized the remediation process for most of its history.

Market Dynamics

Hazardous waste problems were brought to national attention in 1978 with publicity surrounding the contamination of the Love Canal site in Niagara Falls, New York. Since that time, public concern over hazardous waste problems has been heightened by the discovery of thousands of additional contaminated sites. In response to public concern, several regulatory statutes were enacted including the Comprehensive Environmental Response, Compensation, and Liability Act of 1980 ("Superfund"), the Superfund Amendments and Reauthorization Act of 1986 ("SARA"), the Resource Conservation and Recovery Act of 1976 ("RCRA"), and the RCRA Amendments of 1984, among others.

After enactment of Superfund in the early 1980's, the Environmental Protection Agency "(EPA"), focused on identifying and analyzing hazardous waste sites and stabilizing those representing an imminent danger to the general public. Superfund authorized the expenditure of $1.6 billion dollars to comply with these goals. In 1986, SARA provided an additional $9 billion dollars of funding and identified specific objectives for site remediation from 1986 to 1991. Superfund had been extended
through September 1995.   Further authorization of Superfund is
currently pending in Congress. The Superfund program, other regulatory programs and pressure from Congress and the general public for cleanup of hazardous waste sites sustain demand for site remediation services.

According to the EPA, there are 1290 existing and proposed sites on the EPA's National Priorities List ("NPL"). As more hazardous waste sites move out of the study and design phases of the remediation process, the demand for site remediation services will increase.

Private sector expenditures for site remediation result in part from federal, state and local government efforts to force potentially responsible parties ("PRPs") to address and fund the remediation of contaminated sites. PRPs often take responsibility for the remediation process in an effort to control and minimize their liability. If the PRPs are not identifiable or decline to accept responsibility for a site, federal, state or local government agencies may fund the project directly and take legal action against the identifiable PRPs for recovery of expenses and damages.

In recent years, PRPs have increasingly taken responsibility for managing and funding the cleanup of sites. This trend has been beneficial to the Company as the majority of the Company's business has come from the private sector.

Company Services

The Company's site remediation field services include on-site treatment, containment, and excavation and removal of contaminated materials and the decontamination and demolition of closed industrial plants. Sometimes, the Company provides a combination of these services in a specific remediation project.

Site Remediation

On-Site Treatment. On-site treatment involves treating hazardous materials at a customer's site to reduce or eliminate the need for off-site transportation and disposal of the hazardous materials, thus decreasing the potential liability of the customer. On-site treatment includes a variety of techniques which either eliminate the substance permanently, reduce its toxicity or volume, or stabilize its constituents for disposal on-site or off-site at a permitted disposal facility. Treatment methods used by the Company include stabilization and fixation, filtration, dewatering, air stripping and carbon adsorption, precipitation, bioremediation and thermal treatment.

Stabilization and fixation are used for organic material (such as petroleum products, solvents, and certain chemicals) and inorganic material (such as heavy metals). Generally, these involve mixing a reagent (such as kiln dust, fly ash, cement, lime or clay) with the contaminated material in order to form a solid, semi-impermeable mixture which can be more easily handled for transportation and eventual disposal in an on-site or off-site facility. Fixating agents can be mixed with inorganic material to chemically bond or physically encapsulate the material to reduce the potential for migration to other areas.

Filtration involves passing contaminated liquids through a filtering media, such as sand, diatomaceous earth or fabric, to separate solid contaminants from the base liquid.

Dewatering involves pumping semi-liquid waste into a press which separates solids and liquids under pressure.

Air striping and carbon adsorption involve passing liquids through a forced air chamber to strip away volatile contaminants.
Contaminants are then adsorbed by activated carbon.

Precipitation utilizes an agent which chemically reacts with soluble contaminants in a liquid, separating the contaminants from the base liquid. These contaminants can then be removed for treatment or disposal.

Bioremediation utilizes naturally-occurring microorganisms to degrade certain organic contaminants to reduce the level of contamination to within approved limits. Bioremediation can be a particularly effective solution for petroleum, petroleum derivatives, and wood and pulp wastes.

Thermal Treatment involves the application of heat to remove and destroy contaminants present in soil.

Containment. Containment systems are constructed to prevent the migration of hazardous materials from a site to the surrounding groundwater, surface water, soil or air. While containment can be a permanent remedial solution, it is also used as an interim step that is followed by excavation and removal or onsite treatment. The types of containment systems that the Company installs include containment cells, surface caps and slurry walls.

Containment cells are constructed to hold contaminated materials and prevent them from escaping into the surrounding environment. Construction typically requires the excavation and placement of soil, the building and installation of a leachate collection system, and the installation of clay and synthetic liners.

Surface caps are built over containment zones to prevent rainwater and surface water from entering the zone, becoming contaminated and ultimately migrating to surrounding soil and groundwater. Surface caps can be installed on older landfills or surface impoundments as a permanent remedial solution or as a temporary measure prior to other forms of remediation. They are also installed on newly filled containment cells to provide long-term closure. These caps are typically made of clay and synthetic liners, which are covered with soil and plantings.

Slurry walls are vertical barriers built below ground around a source of contamination to prevent the lateral movement of groundwater and leachate from the contaminated zone to the surrounding area. The walls extend from the ground surface down to an impermeable underground layer such as natural clay. Slurry walls are semi-permanent barriers which provide a relatively impermeable wall. The construction of slurry walls involves special techniques for constructing deep, narrow trenches and the careful mixing and placement of slurry ( a special mixture of water, clay and other materials).

Excavation and Removal. Excavation and removal involves the excavation of contaminated materials for containment, on-site treatment or off-site disposal. When off-site disposal is required the Company subcontracts with licensed third parties for the transportation of the material for off-site disposal. As part of its quality control program, the Company regularly samples and analyzes excavated materials to verify that the contaminants are consistent with those identified in the remediation plan. In an effort to minimize liability exposure associated with the transportation and disposal of hazardous materials, the Company's policy is not to sign manifests, which must accompany the shipments of hazardous materials, as the generator of the materials.

Facilities Decontamination, Demolition and Closure

In addition to site remediation, the Company provides decontamination, demolition and closure services for deactivated industrial facilities. Company personnel use various techniques to decontaminate facilities for reuse or prior to demolition and closure. Demolition and closure services include dismantling large structures, draining liquid wastes from pipes and tanks, removing above and below-ground tanks, cleaning and disposing of contaminated equipment, and controlled demolition. While the Company may remove relatively small amounts of asbestos incidental to its facilities decontamination services, it does not generally perform asbestos removal.

Industrial Cleaning Services

The Company uses hydroblasting and vacuuming to dislodge and remove deposits, wastes and debris from boilers, process equipment, pipes, tubes, drains, vessels, sumps and other facilities in operating industrial plants. Hydroblasting is the application of high pressure (up to 10,000 psi) streams of water to contaminated surfaces. Vacuuming is accomplished using truck mounted wet/dry vacuum units capable of moving up to 5,000 cubic feet of air per minute.

Operations

Project Management. At the proposal stage, each major project is assigned to one of the Company's six Operations Divisions. Project proposals are prepared under the supervision of the Operations Division Manager by estimators who have broad experience in project management and field operations, and who are therefore knowledgeable in assessing the cost and time frame required to complete a project. Estimators work with field and technical personnel on an ongoing basis to keep current on changes in the Company's capabilities. When a contract is obtained, the project is assigned a project manager who maintains overall project responsibility, a project engineer who tracks progress and is responsible for quality control, a superintendent who is responsible for all field operations and a safety officer who is responsible for implementing the site safety plan. Field production and related costs are monitored daily by the project
engineer and project manager.   On a weekly basis such costs are
reviewed by the Operations Division Manager and compared against the original project budgets.

Quality Control. To ensure and document that remediation plan requirements are met, the Company develops a quality control program for each project. Such a program involves a schedule of observation, sampling and testing throughout each phase of the project to determine whether project specification requirements are being achieved.

Health and Safety. For each project, the Company's health and safety staff develops a comprehensive health and safety program designed to address the specific circumstances anticipated during the project. The programs generally address daily employee hygiene, use of required safety devices, monitoring of hazards and employee training. Every program requires employee health monitoring through entry physicals and the maintenance of health files for all employees. The Company's commitment to health and safety is reflected by health and safety awards from the United States Army Corps of Engineers for its performance on two Superfund projects.

Equipment. The Company seeks to maintain high utilization of its equipment. Prior to purchasing specialized equipment for a project, the Company first determines that the cost of such equipment will be fully amortized on that project. This allows the Company to avoid carrying equipment which does not continue to provide a return on investment.

Marketing

Sevenson's marketing efforts are nationwide with concentration in the Northeast and Midwest. It also markets its services in Canada where it has performed over twenty projects.

The Company's marketing activities are primarily conducted by senior technical and management professionals. They are responsible for contacting appropriate representatives of corporations known to have specific problems and maintaining communication with consulting engineering firms, analytical laboratories and specialty contractors as a source of potential new business. The Company also participates in industrial and hazardous waste trade shows.

In the public sector, the Company monitors government contract procurements and responds to requests for proposals for competitive bids. Approximately 86%, 77% and 81% of revenues for 1995, 1994 and 1993, respectively, were the result of work awarded on the basis of competitive bids in both the public and private sectors.

Customers

The Company's largest customer in 1995 accounted for 23% of 1995 revenues. The Company's four largest customers in 1994 accounted for 25%, 23%, 16% and 12% of 1994 revenues. The Company's two largest customers in 1993 accounted for 29% and 23% of 1993 revenues. No other customer accounted for more than 10% of total revenues in any of the three years in the period ended December 31, 1995. Because of the nature of the Company's business, which involves large, discrete contracts often completed within one year, customers that account for a significant portion of revenue in one year may represent an immaterial portion of revenue in subsequent years. The Company believes that the loss of the United States government as a customer would have a material adverse effect on its business.

Backlog

On February 29, 1996, the Company had an estimated backlog of work under contracts believed to be firm of approximately $58.5 million, as compared with an estimated backlog of approximately $63.0 million and $81.2 million respectfully on February 28, 1995 and February 28, 1994.

The ultimate value of backlog is subject to change as the scope of work on projects changes. Customers often retain the right to change the scope of work with an appropriate increase or decrease in the contract price. Government agencies always, and private sector customers usually, retain the right to terminate contracts with the Company at any time, with or without cause. As a result, substantially all of the Company's backlog of $58.5 million at February 29, 1996 is subject to such right of termination.

The Company believes that backlog is not necessarily indicative of revenues to be earned by the Company in the current year or subsequent periods.

Insurance and Bonding

Although improved in recent years, the availability of liability insurance to the environmental services industry continues to berestricted. The Company currently has liability insurance policies with aggregate limits of $17 million. These policies contain standard exclusions, including exclusions of claims arising out of actual, alleged or threatened discharge, dispersal or release of pollutants. Some projects require the Company to purchase a policy of contractor's pollution liability insurance for the project. The Company has been able to purchase such policies on all projects which have required them.

In general, government entities, and to a lesser extent, private sector customers, require the Company to obtain surety bonds as security for the Company's completion of a contract.

The Company has been able to secure insurance and surety bonding required by all contracts which it has been awarded since entering the site remediation business in 1979. However, there is no assurance that insurance will continue to be available, that the possible types of liabilities that may be incurred by the Company will be covered by its insurance or that the dollar amount of such liabilities will not exceed the Company's policy limits. Also, there is no assurance that the Company will continue to be able to obtain surety bonds or that the surety bonds the Company is able to obtain will be adequate for its business needs.

Competition

The Company competes with both small and large companies in each aspect of its business, although no company is dominant.

Some of the Company's competitors possess certain hazardous materials capabilities which the Company does not possess, including professional engineering services, certain laboratory capabilities, and off-site transportation, storage and disposal capabilities. The Company often uses subcontractors to provide these capabilities, but the broader capabilities of some of the Company's competitors may give them an advantage in obtaining certain types of projects.

The Company believes the principal competitive factors in the site remediation industry are price, reputation, experience, technical proficiency and surety bonding capability. The Company believes it effectively competes on the basis of these factors.

Regulation

The Company's customers, including federal and state governments and owners and operators of contaminated sites and facilities and other parties responsible for facility and site cleanup, are subject to extensive and evolving environmental laws and regulations administered by the EPA and various other federal, state and local environmental, safety and health agencies and authorities. These laws contribute to the demand for the Company's services. Although the Company's customers remain responsible by law for their environmental problems, the Company must itself comply with the requirements of those laws applicable to its services. The Company believes it is in substantial compliance with all federal, state and local laws and regulations governing its business.

RCRA. The Resource Conservation and Recovery Act of 1976, as amended in 1984 ("RCRA"), is the principal federal statute governing hazardous waste generation, treatment, storage and disposal. RCRA, or EPA-approved state programs at least as stringent, govern any waste handling activities involving substances classified as "hazardous". Regulations under RCRA for hazardous waste generators, transporters and owners and operators of hazardous waste treatment, storage or disposal facilities impose detailed operating, inspection, training, emergency preparedness and response standards and requirements for closure, continuing financial responsibility, manifesting, record keeping and reporting.

Superfund. The Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("Superfund") generally addresses the cleanup of sites at which hazardous substances are located and have been released or are threatened to be released into the environment. Superfund imposes joint and several liability costs of cleanup and damages to natural resources upon:
(a) certain owners or operators of hazardous waste sites; (b) any person who arranged for the disposal, transport or treatment by any other party of hazardous substances owned or possessed by such person; and (c) certain transporters of hazardous substances. In addition, under the authority of Superfund and its implementing regulations, detailed requirements apply to the manner and degree of remediation of facilities and sites where hazardous substances have been or are threatened to be released into the environment.

Among other things, Superfund authorizes the federal government either to remediate sites at which hazardous substances were disposed of and have been or are threatened to be released into the environment or to order, or offer an opportunity to, persons potentially liable for the hazardous substances to do so. In addition, Superfund requires the EPA to establish a National Priorities List ("NPL") of sites at which hazardous substances have been or are threatened to be released and which require investigation or cleanup.

The Superfund Amendments and Reauthorization Act of 1986 ("SARA") specifically provides that contractors deemed "response action contractors" with respect to any release or threatened release of a hazardous substance in connection with a site on the NPL are not, subject to certain exceptions, liable under Superfund or any other federal law to any person for injuries, costs, damages, expenses or other liabilities which result from such release or threatened release. The Company may be a response action contractor in respect to a portion of the work it performs. This protection only applies to releases or threatened releases on NPL sites. This protection does not apply in the case of a release that is caused by the negligence or intentional misconduct of the response action contractor. Further this protection does not affect the liability of any person under any warranty under federal, state or common law, the liability of any person under state statutory or common law, or the liability of any employer who is a response action contractor to any employee under any provision of law. Certain states, including New York, have similar protections for response action contractors. SARA also allows the government, under certain circumstances, to agree to indemnify and hold harmless a response action contractor against liability for negligence in carrying out a response action at an NPL site, unless such liability was caused by the contractor's gross negligence or intentional misconduct. Any such indemnity will have deductibles and a limit to the amount of available indemnification.

Although the Company makes a continuing effort to avoid Superfund liabilities, the failure of the Company to conform its services to the requirements of Superfund could subject the Company to liabilities which could have a material adverse effect on the Company's business.

Other. The Company's services could be subject to other federal environmental protection laws, including, without limitation, The Clean Water Act, The Clean Air Act and the Toxic Substances Control Act. Many states have adopted laws for the protection of the environment which may affect the Company, including laws governing the generation, handling, transportation and disposition of hazardous substances, and laws governing investigation and cleanup of, and liability for, contaminated sites. Some of the state provisions are broader and more stringent than federal law and regulations. In addition, the Company is subject to the federal Occupational Safety and Health Act which imposes requirements for employee safety and health. The failure of the Company to conform its services to the requirements of other applicable federal, state or common laws could subject the Company to liabilities which could have a material adverse effect on the Company's business. In addition, the Company cannot predict the extent to which it may be affected by any law that may be enacted or enforced in the future, or by new interpretations of existing laws.

Employees

As of March 15, 1996, the Company had 201 full-time employees of whom 12 were officers, 64 were project management, engineering and estimating personnel, 28 were scientists and technical personnel, 6 were in business development and marketing, 27 were administrative personnel and 64 were field and shop personnel.
In addition, the Company employs from 150 to 225 field workers on an as-needed basis. To date the Company has not experienced difficulty in attracting and retaining qualified personnel and does not expect difficulty in the foreseeable future.

Work at the Company's various project sites is performed by regular Company personnel and by locally hired field workers. The Company has no national union affiliations. The Company does have union agreements which apply to projects in the Niagara Falls, New York area and to specific projects elsewhere.

The Company considers its relations with its employees to be good.

ITEM 2.   PROPERTIES

The Company and its subsidiaries currently operate out of six separate facilities. The Company believes that its current facilities are adequate for its present operations.

The following table summarizes the location and character of all significant property owned or leased by the Company as of February 29, 1996:

                                       Square     Lease
Property          Location             Footage    Expiration

Headquarters,
shop and yard
facilities        Niagara Falls, NY    43,000     Owned

Office            Delmont, PA           3,000     Owned

Office            Chadds Ford, PA       4,600     July 31, 1997

Office            Baton Rouge, LA         400     Month-to-Month

Office            Munster, IN           2,050     June 30, 1996

Waste Stream
Technology, Inc.  Buffalo, NY          52,000     Owned

ITEM 3.   LEGAL PROCEEDINGS

No material legal proceedings to which the Company is a party are pending, and the Company knows of no legal proceedings pending or judgments entered against any director or officer of the Company in his or her capacity as such.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.


                             PART II

ITEM 5.   MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS

(a) Market Information. Trading in the Company's Common Stock is reported on the NASDAQ National Market System. There is no market for the Company's Class B Common Stock.

The following table sets forth the high and low price of the Company's Common Stock as reported by the NASDAQ National Market
System for the periods indicated:

     YEAR           QUARTER             HIGH           LOW

                    4th Quarter         19             16-1/2

                    3rd Quarter         22             17
     1995
                    2nd Quarter         19-1/2         15-3/4

                    1st Quarter         16-3/4         15-1/4


                    4th Quarter         19-1/4         15-3/4

                    3rd Quarter         19-1/2         17-3/4
     1994
                    2nd Quarter         19-1/4         16-3/4

                    1st Quarter         18-1/4         15


                    4th Quarter         15-1/4         13-1/4

                    3rd Quarter         14-3/4         11-1/4
     1993
                    2nd Quarter         15-3/4         11-1/4

                    1st Quarter         16-3/4         12-1/4


(b) Approximate Number of Holders of Each Class of Common Stock. As of March 15, 1996, 1,628,975 shares of the Company's Common Stock were outstanding and the number of holders of record of that class on that date was 63. Because a substantial number of shares of the Company's Common Stock are held in street name, the Company believes that the number of beneficial owners of its Common Stock exceeds 800. As of the same date, there were 4,718,925 shares of the Company's Class B Common Stock outstanding which were held by five stockholders or trusts for their minor children.

(c) Dividends. Since the third quarter of 1994 the Company has paid a regular quarterly dividend of 5 1/2 cents per share of Common Stock and 5 cents per share of Class B Common Stock.

ITEM 6.   SELECTED FINANCIAL DATA

The information included under the caption "Five Year Selected
Financial Data" on page 5 of the Sevenson Environmental Services,
Inc. 1995 Annual Report to Stockholders is incorporated herein by reference.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

"Management's Discussion and Analysis" on pages 6 through 8 of the Sevenson Environmental Services, Inc. 1995 Annual Report to
Stockholders is incorporated herein by reference.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Consolidated Balance Sheets of the Company and its subsidiaries at December 31, 1995 and 1994, and the related Consolidated Statements of Earnings, Stockholders' Equity and Cash Flows for each of the three years in the period ended December 31, 1995, together with the report thereon of Deloitte & Touche LLP dated February 9, 1996, are contained on pages 9 through 23 of the Sevenson Environmental Services, Inc. 1995 Annual Report to Stockholders and are incorporated herein by reference. Supplementary quarterly financial information contained on page 22 under "Quarterly Results" is incorporated herein by reference.

With the exception of the aforementioned information and the information incorporated by reference in Items 6 and 7, the Annual Report to Stockholders is not to be deemed filed as part of this Form 10-K Annual Report.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

                            PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information regarding Directors is contained under the caption "Election of Directors" in the Company's definitive Proxy
Statement related to its 1996 Annual Meeting of Stockholders and is incorporated herein by reference.

The executive officers of the Company and their respective ages and positions with the Company are as follows:

     Name              Age              Title

Michael A. Elia        44     President, Chief Executive Officer
                              and Director

Laurence A. Elia       45     Vice President and Director

Richard A. Elia        42     Executive Vice President and
                              Director

William J. McDermott   46     Vice President-Finance, Secretary
                              and Director

Dena M. Armstrong      38     Treasurer, Assistant Vice
                              President-Finance and Director

Michael A. Elia has served as Chief Executive Officer of the
Company since 1984. Prior to 1984 he served as Vice President in charge of construction operations. He received his B.S. degree in Civil Engineering from Villanova University.

Laurence A. Elia has served as a Vice President of the Company since 1975 and in various executive capacities prior to that time. He is President of the Company's wholly-owned Canadian subsidiary. He received his A.B. and B.S. degrees in Engineering from Dartmouth College.

Richard A. Elia has served as a Vice President of the Company since 1982 and in various executive capacities prior to that
time.   He received his B.S. degree in Business Administration
from Villanova University.

William J. McDermott has served as Vice President-Finance of the Company since 1986. Prior to 1986 he served as legal counsel with the Company. He received his J.D. and B.S. (Civil
Engineering) degrees from the State University of New York at Buffalo. He is a member of the New York Bar.

Dena M. Armstrong joined the Company in 1975.   Since 1982 she
has served as Assistant Vice President-Finance. She received her B.S. degree from Niagara University.

Michael, Laurence and Richard Elia are brothers; Dena M.
Armstrong is their cousin.

ITEM 11.  EXECUTIVE COMPENSATION

This information is contained under the captions "Executive Compensation, "Compensation Committee Interlocks and Insider Participation" and "Five-Year Stockholder Return Comparison" in the Company's definitive Proxy Statement related to its 1996 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

This information is contained under the caption "Security
Ownership of Management and Principal Stockholders" in the Company's definitive Proxy Statement related to its 1996 Annual
Meeting of Stockholders and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

This information is contained under the caption "Certain
Transactions" in the Company's definitive Proxy Statement related to its 1996 Annual Meeting of Stockholders and is incorporated herein by reference.

                             PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
          FORM 8-K

(a)  The following documents are filed as part of this report:

     1. The financial statements and report of independent public accountants set forth on pages 9 through 23 of the Sevenson Environmental Services, Inc. 1995 Annual Report to Stockholders are incorporated by reference in this Form 10-K Annual Report.

     2.   Financial statement schedules.

          The following financial statement schedules should be read in conjunction with the financial statements incorporated by reference in Item 8 of this Form 10-K
          Annual Report:

                                                           Page

          Independent Auditors' Report on Schedules....     24

          Valuation and Qualifying Accounts............     25

          Schedules other than those listed above are omitted because of the absence of the conditions under which they are required or because the information called for is included in financial statements or notes thereto.

     3.   Exhibits -- See the Exhibit Index on page 20 of this
          Form 10-K Annual Report.

          The Company will provide a copy of any exhibit upon receipt of a written request for the particular exhibit or exhibits desired and upon receipt of payment of an amount equal to a charge of twenty-five cents for each exhibit page, with a minimum charge of two dollars per request. All requests should be addressed to the Vice President and Secretary of the Company at the address of the Company's principal offices.

(b) Reports on Form 8-K. No reports on Form 8-K were filed by the Company during the last quarter of its fiscal year ended
     December 31, 1995.

(c)  Exhibits Filed.  See Item 14(a)(3) above.

(d)  Financial Statement Schedules.  See Item 14(a)(2) above.

                           SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 18th day of March, 1996.


                    SEVENSON ENVIRONMENTAL SERVICES, INC.


                    William J. McDermott
                    __________________________________________
                    William J. McDermott
                    Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report has been signed on the 18th day of March, 1996 by the following persons in the capacities indicated:



     /s/ Michael A. Elia               /s/ Arthur A. Elia
Michael A. Elia, Director and      Arthur A. Elia, Director
        President
 (Chief Executive Officer)



     /s/ Richard A. Elia               /s/ Laurence A. Elia
Richard A. Elia, Director and      Laurence A. Elia, Director and
  Executive Vice President                 Vice President



     /s/ William J. McDermott          /s/ Dena M. Armstrong
William J. McDermott, Director,    Dena M. Armstrong, Director,
 Vice President and Secretary         Treasurer and Assistant
  (Chief Financial Officer)                Vice President



     /s/ Joseph J. Castiglia           /s/ Robert S. Kelso
 Joseph J. Castiglia, Director     Robert S. Kelso, Director

                          EXHIBIT INDEX


Exhibit No.

3.1*      Certificate of Incorporation
3.2*      By-Laws.
9** Voting Agreement dated April 3, 1989 among Michael A. Elia, Laurence A. Elia, Richard A. Elia, Alan Elia, Jr., and William J. McDermott.
10.2* Agreement dated October 30,1981 between the Company and the Arthur A. Elia Trust, as amended and promissory note in the principal amounts of $1,000.000.
10.3* Agreement dated October 30, 1981 between the Company and the Alan R. Elia Trust, as amended, and promissory note in the principal amount of $1,000,000.
10.5** Stockholders Agreement dated April 3, 1989 among the Company, Michael A. Elia, Laurence A. Elia, Richard A. Elia, Alan Elia, Jr., and William J. McDermott.
10.6* Agreement dated as of January 1, 1988 between the Company and SCC Contracting, Inc.
10.7* Agreement dated as of May 1, 1988, among the Company, SCC Contracting, Inc. and Sevenson Hotel Associates, Inc.
10.8** Tax Indemnity Agreement dated April 1, 1989 among the Company, Sevenson Environmental Ltd., SCC Contracting, Inc., Michael A. Elia, Laurence A. Elia, Richard A. Elia, Alan Elia, Jr., and William J. McDermott.
10.9* Indemnity Agreement dated April 17, 1989 among the Company, Sevenson Environmental Ltd., SCC Contracting, Inc., Albert Elia Building Company, Inc., Afore, Inc., Michael A. Elia, Laurence A. Elia, Richard A. Elia, Alan Elia, Jr., and William J. McDermott.
10.10* Split Dollar Insurance Agreement, dated March 1, 1984 between the Company and Michael A. Elia.
10.11* Split Dollar Insurance Agreement, dated March 1, 1984 between the Company and Laurence A. Elia.
10.12* Split Dollar Insurance Agreement, dated March 1, 1984, between the Company and Richard A. Elia.
10.13* Split Dollar Insurance Agreement, dated March 1, 1984, between the Company and William J. McDermott.
10.14*    Sevenson Environmental Services, Inc. Pension Plan.
10.15*    Sevenson Environmental Services, Inc. Profit Sharing
          Plan.
10.16*    1989 Sevenson Environmental Services, Inc. Incentive
          Stock Plan.
10.17** Option Agreement dated April 17, 1989 between the Company and Alan R. Elia, Sr.
13 Sevenson Environmental Services, Inc.'s 1995 Annual Report to Stockholders (such report, except for those portions thereof which are expressly incorporated by reference in this Form 10-K Annual Report, is furnished for the information of the Commission and is not to be deemed "filed" as part of the Form 10-K).
22        Subsidiaries of the Registrant.

* Incorporated by reference to the same exhibit numbers in the Company's registration statement on Form S-1 (File No.
     0-17536).

** Incorporated by reference to the same exhibit numbers in the Company's Form 10-K Annual Report for the fiscal year ended
     December 31, 1990 (File No. 0-17536).

                           EXHIBIT 13

               1995 Annual Report to Stockholders

To Our Stockholders:

          I am pleased to report that 1995 revenue and earnings set new records, exceeding the previous records set in 1994. For the first time Company revenue exceeded $100 million, reaching $102.5 million, a 32% increase over the prior year. Net earnings increased almost 13% to $10.1 million, or $1.60 per share, up from $9.0 million and $1.42 per share in 1994.

          Over the last four years the Company has made steady progress in revenue and profitability. Revenue has more that doubled since the depressed level of the recession year 1991. Profitability has kept pace with the growth of revenue. Earnings from operations in 1995 were $13.8 million, more than double those of 1991.

          Together with rising revenue and consistent profitability, the last several years have seen the Company derive an increasing majority of its business from the private sector. In 1995, over 83% of the Company's business was from privately managed cleanup projects, up from 80% and 70% in 1994 and 1993 respectively. The continuing growth of the Company's private sector business was particularly important in 1995 when in the latter months of the year federal budget issues suspended indefinitely the award of several federal contracts the Company was anticipating.

          The Company's success in the private market is attributable to the Company's outstanding reputation for completing projects on or ahead of schedule and for the contract price. Private sector customers recognize that conditions at waste sites can be highly variable and thus unpredictable despite extensive pre-project investigation. As such, these sites offer opportunities for unpleasant surprises which can extend schedules and drive up customer costs. Private sector customers who have experienced these surprises firsthand tell me that they prefer the Company because of its ability to accurately assess projects and anticipate difficulties. The Company is also known for acting quickly, competently and forthrightly when the unexpected inevitably occurs.

          For this annual report we have selected photographs from two major projects completed by the Company in 1995 which are good examples of the challenging projects the Company is undertaking. Both were for large industrial companies, and both involved the use of an array of technical capabilities, all of which the Company self-performed without subcontractor or other outside technical input. Among the technologies used were the expanded water treatment technologies I mentioned in last year's message. These projects demonstrate how successful our Company's efforts to expand these technologies have been.

          Each year in this letter I briefly mention some of the important factors which I believe will influence the Company's future business. This year there are six conditions and trends affecting our business which I believe deserve discussion:

          1. Lower government spending. There can be little doubt that both in the short and long term overall government cleanup spending will decline. The recent budget impasse has dramatically lowered federal cleanup spending. Beside the direct impact on the Company's federal business, competition for private sector business is increasing as competitors react to the absence of federal work. My hope is that these conditions are temporary and will pass when the political issues are resolved. Over the longer term, lower government spending will not necessarily be detrimental if, as I expect, a greater portion of the remaining government spending is dedicated to actual cleanup. There is general agreement that in the past too much has been spent on overhead, studies, investigations, planning and litigation - some estimates say more than 50% of Superfund's budget - and not enough on actual cleanup. This is changing and will continue to change. For instance, a recent proposal in Congress would limit non-cleanup expenditures to 25% of Superfund's budget.

          2. Emphasis on value. Practical cleanup standards based on future use and risk will become the norm. The goal will be to get more public health protection per cleanup dollar spent. Cleanup standards based on food or drinking water criteria are in disfavor. Cleanup criteria will consider the future use of the site; industrial sites will require less stringent cleanup criteria than residential property.

          3. Larger, more difficult projects. Larger, more difficult projects are increasingly reaching the cleanup stage. These projects take longer to assess, plan and negotiate settlements. Less difficult projects, from a technical and legal responsibility viewpoint, and smaller projects, typically have already been cleaned up or have cleanups which are substantially along. After years of study and negotiation, larger and more difficult projects are emerging in greater numbers.

          4. Changing view of liability scheme. Current environmental liability laws contain unintended incentives for expensive and protracted litigation, and have delayed cleanups and made pariahs of sites which are, or even may be, contaminated. This last effect has only recently been generally recognized. Under the current scheme, so-called Brownfield sites have lain fallow and abandoned while new development has sought pristine sites free of any taint of contamination and thus potential liability. To reverse this, efforts are in progress for legal reforms to make Brownfield sites viable candidates for redevelopment. These efforts are still in their early stages, but there is considerable support and momentum driving these reforms. Over the next several years I expect Brownfield redevelopment will become a meaningful, perhaps significant, part of the Company's business.

          5. Growth of private cleanup spending. Private spending for environmental cleanup will grow as a consequence of the first four conditions I have mentioned. The public supports cleaning up hazardous waste sites. This public support originates locally from concerned neighborhoods and communities affected by particular sites. Local political representatives respond to this concern by pushing for cleanup of the sites in their districts or states. Because there are thousands of sites scattered throughout the country, this parochial support for environmental cleanup becomes a broad national consensus. With the federal budget under pressure, the political process has historically looked to the private sector to pay for cleanups. Since neither political support for environmental cleanup nor federal budget pressures are likely to significantly abate, the burden of financing cleanups will only fall with greater weight on the private sector. Less strict cleanup standards will encourage private cleanups by reducing the incentives to litigate. Spending on larger projects and Brownfield sites will also boost private cleanup expenditures.

          6. Consolidation within the industry. Like any maturing industry, consolidation in the environmental services business is taking place through acquisitions and mergers and the exit of weaker, marginal players. This process may be accelerated by recent increases in competitive pressures.

          So what will these conditions mean for the Company over the next few years? What are the opportunities?

          The Company's principal opportunities will continue to come from the private side of the market - the PRP-led and financed Superfund cleanups. Beyond Superfund sites, privately financed cleanup of both active and inactive contaminated industrial sites, including Brownfield sites, will be favorably affected by more flexible cleanup standards and a changing liability scheme. The private sector has been the Company's most prolific source of business throughout the nineties. The conditions I have discussed indicate that this will continue.

          Second in importance to the Company's private sector business will be direct federal Superfund cleanup expenditures. Even with a reduced Superfund budget I expect actual federal cleanup spending - versus soft expenditures - to be up 20 to 25% over the next few years. In this regard, it is important to remember that of the 1290 existing Superfund sites, 900 sites still have not been cleaned up and additional sites are sure to be added to the Superfund list.

          While I am optimistic about the longer term, for the short term the Company's prospects are somewhat mixed. The federal budget debate has resulted in the indefinite delay of some projects the Company was expecting. Also, the Company's backlog of contracts at the beginning of the year, a disappointing $43.6 million, was down 25% from the same time a year ago. On the positive side, so far in 1996 I have been encouraged by a surge in new private sector projects coming out for bids and proposals. While competition is aggressive and it remains to be seen how much of this new business the Company can capture, this recent increase in new project opportunities strengthens my belief in a positive outlook for the Company's business, both near and longer term.

          In closing, I would like to recognize and thank again our customers and employees for their contributions to another record year for our Company. To our customers, I offer my gratitude for their faith and confidence in our Company and my pledge that all our efforts will continue to be directed to maintaining that faith and confidence. To our employees, thank you for your loyalty, dedication and hard work throughout the year.


Cordially,





Michael A. Elia
President and Chief Executive Officer          February 9, 1996

                  SEVENSON FINANCIAL HIGHLIGHTS


For the years ended December 31
(In thousands except per share data)    1995     1994     1993

INCOME STATEMENT

Revenue                              $102,472  $77,654  $69,176
Net Earnings                         $ 10,119  $ 9,005  $ 6,775
Earnings Per Share                   $   1.60  $  1.42  $  1.07
Weighted Average Common
 Shares Outstanding                     6,344    6,334    6,322

BALANCE SHEET

Cash and Cash Equivalents            $  4,226  $ 3,226  $26,352
Working Capital                      $ 64,777  $60,130  $52,592
Total Assets                         $ 93,281  $87,625  $71,766
Long-Term Debt                       $  2,000  $ 2,000  $ 2,000
Stockholders' Equity                 $ 75,715  $66,240  $57,920


Corporate Profile

Sevenson provides a comprehensive range of services for the remediation of sites and facilities contaminated by hazardous materials. Founded as a general construction business in 1917, Sevenson entered the remediation business in 1979 when it became the principal contractor for the remediation of the Love Canal site, Niagara Falls, New York. Headquartered in Niagara Falls, New York, the Company and its subsidiaries also maintain offices in Pittsburgh and Philadelphia, Pennsylvania; Baton Rouge, Louisiana; Buffalo, New York; and Chicago, Illinois. Present full-time employees number 201. Trading in Sevenson's common stock is reported on the NASDAQ National Market System. (Symbol
SEVN).

Contents
                                                       Page

Annual Message to Stockholders                         1,2,4
Financial Review                                         5-8
Consolidated Statement of Earnings                         9
Consolidated Balance Sheets                            10-11
Consolidated Statements of Cash Flows                  12-13
Consolidated Statements of Stockholders' Equity           14
Notes to Consolidated Financial Statements             15-22
Independent Auditors' Report                              23
Management                                                24
Corporate Information                                     24

Notice of Annual Meeting

The Annual Meeting of the Stockholders of Sevenson Environmental
Services, Inc., will be held on Tuesday, May 21, 1996 at
10:00 a.m. EDT at the Comfort Inn, One Prospect Point, Niagara
Falls, New York 14303.

Form 10-K

Single copies of the Company's 1995 Annual Report on Securities and Exchange Commission Form 10-K will be provided without charge to stockholders upon written request directed to the Secretary, Sevenson Environmental Services, Inc., 2749 Lockport Road,
Niagara Falls, New York 14302-0396.

Transfer Agent and Registrar

American Stock Transfer & Trust Company
40 Wall Street
New York, NY 10005

Five-Year Selected Financial Data (In thousands, except per share amounts)

                                        Years Ended December 31,
                               1995     1994      1993      1992      1991
INCOME STATEMENT DATA:
Continuing Operations:
  Revenue                   $102,472   $77,654   $69,176   $69,010  $48,337
  Earnings from Operations    13,851    11,524     9,831     7,717    6,347
  Earnings from Continuing
   Operations                 10,119     9,005     6,775     5,576    5,091
Loss from Discontinued
 Operations                     -         -         -         (220)    -
Net Earnings                  10,119     9,005     6,775     5,356    5,091

Earnings (Loss) Per Share:
  Continuing Operations     $   1.60   $  1.42   $  1.07   $   .87  $   .78
  Discontinued Operations       -         -         -         (.04)    -
                            _______________________________________________

                            $   1.60   $  1.42   $  1.07   $   .83  $   .78

BALANCE SHEET DATA:
DECEMBER 31
Working Capital             $ 64,777   $60,130   $52,592   $45,386  $38,099
Total Assets                  93,281    87,625    71,766    64,505   57,137
Long-Term Debt (including
 current maturities)           2,000     2,000     2,000     2,229    2,004
Stockholders' Equity          75,715    66,240    57,920    51,152   47,843


                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

     The following table sets forth certain items of selected consolidated financial information as a percentage of revenues for the periods indicated. This table and the subsequent discussion should be read in conjunction with the selected financial information and the Consolidated Financial Statements and Notes to Consolidated Financial Statements of the Company included elsewhere in this Annual Report.

                                    Years Ended December 31,
                                    1995      1994      1993

Revenue                            100.0%    100.0%    100.0%
Gross Profit                        24.5      27.8      29.5
Indirect Costs                       2.5       3.4       5.0
Selling, General &
  Administrative Expenses            8.4       9.6      10.3
Earnings from Operations            13.5      14.8      14.2
Earnings Before Income Taxes        15.6      18.0      15.7
Earnings from Continuing
  Operations                         9.9      11.6       9.8

1995 Versus 1994 - The Company's 1995 revenue was a record $102.5 million, exceeding by 32% 1994's revenue of $77.7 million, which was the previous record. The Company began the year with a record backlog of $58 million. Favorable weather conditions in the first and second quarters of the year allowed the Company to maintain operations at sites which in a more normal year would have been suspended due to weather. The combined effects of higher backlog and favorable weather permitted the Company to achieve record revenue in the first two quarters. Momentum from those quarters was carried into the third and fourth quarters, and was fed by the Company's receipt of a succession of new projects and additions to existing ones. The cumulative effect was to push total revenues for the year to a new record.

     With 1995's surge in revenue, the Company consumed contract backlog at a record rate. The Company's goal is to replenish backlog at a rate equal to or greater than the consumption rate. During the third and fourth quarters, efforts to achieve this goal were hampered by uncertainties concerning the federal budget, halting progress in Congress's effort to reform and reauthorize the Superfund law, and delays in the letting of private sector projects the Company was expecting. Backlog at the end of the year was $43.6 million. The comparable backlog amounts at the end of 1994, 1993 and 1992 were, respectively, $58.4 million, $43.6 million and $31.9 million.

     Gross profit (revenue less direct costs) as a percentage of revenue was lower at 24.5% versus 27.8% last year. As in the previous two years, higher profit margins on larger projects contributed significantly to overall profit margin, albeit not as much. Gross margin varies from project to project dependent upon the nature of the project, competition and operational factors, all of which are unique to a given project. Despite much wider variation in gross margin between individual projects, the Company has found that its overall gross margin for a year has historically fallen in a narrower range of roughly 20 to 30%. Thus, the Company considers the annual gross margin achieved last year and in the two previous years to be within the normal range.

     Indirect costs were essentially the same as the previous year at $2.6 million. Depreciation and amortization expense was higher ($1.9 million versus $1.5 million) due to $6.9 million in purchases of equipment during the year. This was offset by higher credit adjustments to insurance expense and the reclassification of certain indirect expense to SG&A expense. The credit adjustments to insurance expense were from two sources. First, the Company customarily slightly over-accrues for insurance expense as a direct cost item and adjusts for this by an offsetting credit to indirect costs. Primarily because project labor cost was higher in 1995, the adjusting credit to indirect costs was unusually high. Second, larger return premiums from the Company's retrospectively rated liability and workers' compensation insurance policies were received. Such return premiums reflect low loss rates under the applicable policies in prior policy years. The Company is entitled to a rebate or "return" premium when policy losses fall below certain levels. Conversely, if policy losses were to exceed certain levels, the Company would be charged an additional premium. The Company has consistently received return premiums over the last several years. Future return (or additional) premiums, if any, will be based on the Company's future loss rates. There can be no assurance that return premiums will continue or of the amount thereof. The reclassification of expense mentioned was that of certain scientific and technical personnel in branch offices which was previously classified as indirect expense and is now included in SG&A expense.

     Selling, general and administrative expense increased 15% to $8.6 million from $7.5 million the prior year. Expenses increased in all categories reflecting the Company's increased activity. One category, branch office expense, was up for that reason, and was increased further by the reclassification mentioned above.

     Interest income was up 7% to $2.3 million from $2.1 million the prior year due to higher invested balances and higher interest rates.

     The effective tax rate was 36.6% versus 35.7% for 1994. The higher rate was due to higher earnings from operations as a portion of pretax income versus tax exempt interest income. Also, there is a higher statutory rate at the current level of taxable income.

1994 Versus 1993 - 1994 revenue was a record $77.7 million, an increase of 12% over 1993's $69.2 million in revenue and 4% higher than the previous record of $75.0 million in 1990. The year's record revenue was foreshadowed by a then record high contract backlog of $43 million at the end of 1993 and by the subsequent receipt in early 1994 of a $40 million contract for work at the Lipari Superfund site in New Jersey. Although contract backlog is not necessarily predictive of future period revenue, in 1994 record backlog early in the year did produce record revenue at year's end. Contract backlog at year end 1994 was $58 million, which was also a record.

     Gross profit (revenue less direct costs) as a percentage of revenue was 27.8%. As was the case in 1993, higher profit margins on larger projects raised overall profit margin. Larger projects (over $10 million) contributed 45% of the year's revenue, similar to 1993 when 48% of revenue was from larger projects.

     Indirect costs were down substantially to $2.6 million from $3.5 million in 1993, a decrease of 25.3%. The decrease was due in part to lower depreciation and amortization expense which declined to $1.5 million from $1.7 million. In 1993 depreciation and amortization expense was substantially higher due to the write-off of certain contracts purchased and completed that same year. Other items of indirect expense which were also lower in 1994 included insurance expense, equipment repair expense, and expenses associated with efforts to acquire a landfill which were discontinued in 1993.

     Selling, general and administrative (SG&A) expense increased 5.3% to $7.5 million from $7.1 million in 1993. The increase resulted principally from higher contributions to the Company's pension and profit sharing plans. Higher pension plan contributions reflect increases in both the number and compensation of employees participating in that plan. The higher profit sharing plan contribution was in proportion to the

Company's higher profits. Other categories of SG&A expense which saw increases included estimating expense and professional fees. Offsetting those increases was a decrease in branch office expense. In the prior year branch office expense was higher due to start-up costs associated with opening a new Chicago-area office that year.

     Interest income increased 72% to $2.1 million from $1.2 million in 1993 due to higher interest rates and higher invested balances.

     The gain reported on the sale of marketable securities resulted principally from the sale of common stock the Company held in a solid waste company. The Company originally obtained the stock in 1991 as payment for work the Company performed at the solid waste company's landfills. The Company no longer owns stock in that company.

     The effective tax rate was 35.7% versus 37.5% for 1993. The lower effective tax rate was due to higher tax exempt interest income as a portion of pretax income versus earnings from operations.

Fluctuations in Quarterly Results - The commencement or completion of projects within a particular quarter, the seasonal, weather-affected nature of the Company's business, the spending decisions of major customers, and the timing of regulatory decisions relating to projects, among other factors, may cause the Company's results to vary significantly from quarter to quarter and from year to year. From time to time, the Company has experienced losses for the first quarter and modest profitability for the second quarter as a result of its inability to perform site remediation work due to unfavorable weather conditions. The Company believes that these variations will continue in the future. The following selected financial data has been derived from unaudited interim financial statements which, in the opinion of the Company, include all adjustments (consisting of normal recurring accruals) necessary to fairly present the information for such periods. Quarterly results of operations are not necessarily indicative of results to be achieved for full fiscal years.

1995                                                     Net
Quarter                                      Revenue   Earnings
                                               (In thousands)

1st                                          $19,862   $1,458
2nd                                          $24,980   $2,851
3rd                                          $29,428   $3,790
4th                                          $28,202   $2,020

1994                                                     Net
Quarter                                      Revenue   Earnings
                                               (In thousands)

1st                                          $ 9,475   $  234
2nd                                          $15,974   $2,517
3rd                                          $24,206   $3,433
4th                                          $27,999   $2,821

Inflation - As most of the Company's projects have a duration of less than one year from contract commitment to completion, inflation has not had a significant impact on its business.

Liquidity and Capital Resources - Net cash provided by operations for the year was $5.2 million versus $6.3 million the previous year. Higher cash receipts from customers and lower taxes paid were offset by proportionately greater cash payments to subcontractors, suppliers and employees, producing lower net cash in-flow despite higher revenue and profits. Cash receipts from customers, although higher, were lower as a percentage of revenue due to less favorable payment terms in certain contracts and other issues which extended the period for billing and payment.

     Net cash used in investing activities was $3.7 million versus $29 million the prior year. The difference was due to a reclassification in 1994 of certain investments from cash equivalents to marketable securities, the effect of which was an apparent, although not actual, large flow of cash from the former to the latter classification. Capital expenditures were up 200% to $6.9 million from $2.3 million the prior year. The Company added to its field equipment, particularly in the areas of water treatment and sediments handling. The level of future capital expenditures will depend on the timing, nature and amount of the Company's future business.

     During the year the Company continued its policy, first instituted in 1994, of paying regular quarterly dividends of 5-1/2 cents per share of Common Stock and 5 cents per share of Class B Common Stock.

     At year's end, the Company has working capital of $64.8 million versus $60.1 million the previous year. Working capital included $48.7 million in cash, cash equivalents and marketable securities. The Company expects that its existing funds and cash generated by operations will be sufficient to meet all working capital and capital investment needs for the foreseeable future.

     The Company has available from a bank a $20 million line of credit for stand-by letters of credit secured by marketable securities and a $5 million unsecured working capital line of credit. As of December 31, 1995, there were no outstanding letters of credit or borrowing against these lines.

               Consolidated Statements of Earnings



(In thousands, except               Years ended December 31,
  per share data)                1995         1994        1993

REVENUE (Note 12)               $ 102,472  $   77,654  $  69,176
                                _________  __________  _________
COSTS AND EXPENSES:
  Costs of contracts:
    Direct costs                   77,413      56,050     48,761
    Indirect costs                  2,596       2,605      3,485
  Selling, general and
   administrative                   8,612       7,475      7,099
                                _________  __________  _________
                                   88,621      66,130     59,345
                                _________  __________  _________

EARNINGS FROM OPERATIONS           13,851      11,524      9,831
                                _________  __________  _________

OTHER:
  Interest income                   2,255       2,111      1,228
  Interest expense                   (205)       (220)      (186)
  Realized gain (loss) on sale
   of marketable securities            62         590        (33)
                                _________  __________  _________
                                    2,112       2,481      1,009
                                _________  __________  _________

EARNINGS BEFORE INCOME TAXES       15,963      14,005     10,840

INCOME TAXES (Notes 1 and 9)        5,844       5,000      4,065
                                _________  __________  _________

NET EARNINGS                    $  10,119  $    9,005  $   6,775
                                =========  ==========  =========
EARNINGS PER SHARE (Note 1)     $    1.60  $     1.42  $    1.07
                                =========  ==========  =========
WEIGHTED AVERAGE NUMBER
  OF SHARES OUTSTANDING         6,344,458   6,334,400  6,321,500
                                =========  ==========  =========
CASH DIVIDENDS PER SHARE:

  Common Stock                  $    0.22  $     0.11  $    0.00
                                =========  ==========  =========
  Class B Common Stock          $    0.20  $     0.10  $    0.00
                                =========  ==========  =========

See notes to consolidated financial statements.

 (In thousands except per share data)           December 31,
                                              1995       1994


Assets


CURRENT ASSETS:
  Cash and cash equivalents (Note 1)         $   4,226  $   3,226
  Marketable securities (Note 3)                44,474     46,994
  Accounts receivable (Note 4)                  26,575     25,147
  Costs and estimated earnings on
    contracts in progress in excess of
    related billings (Note 5)                    2,556      1,381
  Prepaid expenses and other current assets        846      1,292
  Deferred income taxes (Notes 1 and 9)            369        566
                                              ________   ________
     Total current assets                       79,046     78,606
                                              ________   ________


PROPERTY AND EQUIPMENT (Notes 1 and 6):
  Land                                             308        199
  Buildings and improvements                     2,878      2,420
  Construction and field equipment              14,197      8,436
  Vehicles                                       3,731      3,282
  Office furniture and equipment                 1,393      1,305
                                             _________   ________
                                                22,507     15,642
  Less accumulated depreciation                 10,379      8,496
                                             _________   ________

     Total property and equipment, net          12,128      7,146
                                             _________   ________

OTHER ASSETS                                     2,107      1,873
                                             _________   ________


TOTAL ASSETS                                  $ 93,281   $ 87,625
                                             =========   ========


See notes to consolidated financial statements.

 (In thousands except per share data)           December 31,
                                              1995       1994

Liabilities and Stockholders' Equity

CURRENT LIABILITIES:
  Accounts payable:
    Current                               $   8,578  $   7,702
    Retentions                                  940        739
  Note payable - current (Note 7)               749          0
  Compensation, income taxes and other
    current liabilities (Note 9)                703      1,764
  Amounts billed in excess of costs
    and estimated earnings
    on contracts in progress (Note 5)         3,299      8,271
                                          _________  _________
     Total current liabilities               14,269     18,476
                                          _________  _________

DEFERRED INCOME TAXES (Notes 1 and 9)         1,297        909
                                          _________  _________

NOTES PAYABLE (Note 7)                        2,000      2,000
                                          _________  _________

CONTINGENCIES (Note 13)                           0          0
                                          _________  _________

STOCKHOLDERS' EQUITY (Notes 1, 8 and 11):
  Common Stock, $.10 par value:
    Authorized 12,000,000 shares,
      Issued 1,908,975 and
      1,883,725 shares                          191       188
  Class B Common Stock, $.10 par value:
    Authorized 8,000,000 shares,
      Issued 4,718,925 and
      4,735,975 shares                          472       474
  Preferred Stock, $.10 par value:
    Authorized 1,000,000 shares,
    Outstanding - none                            0         0
  Additional paid-in capital                 24,445    24,336
  Retained earnings                          53,468    44,651
                                          _________  ________

                                             78,576    69,649
  Treasury stock (278,500 shares
    common stock, at cost)                   (3,014)   (3,014)
                                          _________  ________
                                             75,562    66,635

  Unrealized gain (loss) on marketable
    securities, net of tax (Note 3)             248      (295)
  Cumulative translation adjustment             (95)     (100)
                                          _________  ________
     Total stockholders' equity              75,715    66,240
                                          _________  ________
TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY                     $ 93,281   $87,625
                                          =========  ========

  (In thousands)                      Years ended December 31,
                                      1995      1994      1993


CASH FLOWS FROM OPERATING
  ACTIVITIES:
  Cash receipts from customers     $  94,852  $ 73,610  $ 70,189
  Cash payments to subcontractors,
    suppliers and employees          (86,553)  (63,164)  (57,763)
  Interest received                    2,255     2,382     1,295
  Interest paid                         (205)     (220)     (186)
  Taxes paid                          (5,259)   (6,394)   (4,053)
  Tax refunds received                    84        65        44
                                   _________  ________  ________
  Net cash provided by
    operating activities               5,174     6,279     9,526
                                   _________  ________  ________

CASH FLOWS FROM INVESTING
  ACTIVITIES:
  Marketable securities activity       3,125   (27,127)  (6,284)
  Capital expenditures                (6,890)   (2,293)  (1,173)
  Change in notes receivable              (1)        3      219
  Proceeds from sales of fixed assets     30       440       69
                                   _________  ________  ________
  Net cash used in investing
    activities                        (3,736)  (28,977)  (7,169)
                                   _________  ________  ________

CASH FLOWS FROM FINANCING
  ACTIVITIES:
  Cash from issuance of new debt         749         0        0
  Principal payments of debt               0         0     (229)
  Proceeds from exercise of
    stock options                        110       225        0
  Dividends paid                      (1,302)     (649)       0
                                   _________  ________  ________
  Net cash used in financing
    activities                          (443)     (424)    (229)
                                   _________  ________  ________

EFFECT OF EXCHANGE RATE
  CHANGES ON CASH                          5        (4)      (7)
                                   _________  ________  ________

NET CHANGE IN CASH AND CASH
  EQUIVALENTS                          1,000   (23,126)   2,121

CASH AND CASH EQUIVALENTS,
  BEGINNING OF YEAR                    3,226    26,352   24,231
                                   _________  ________  ________

CASH AND CASH EQUIVALENTS,
  END OF YEAR                     $    4,226   $ 3,226  $26,352
                                   =========  ========  ========


See notes to consolidated financial statements.

                                    Years ended December 31,
                                    1995        1994       1993


RECONCILIATION OF NET EARNINGS
  TO NET CASH PROVIDED BY
  OPERATING ACTIVITIES:
  Net earnings                   $  10,119   $  9,005   $  6,775
  Adjustments to reconcile net
    earnings to net cash provided
    by operating activities:
    Bad debt expense                    39          0          0
    Depreciation and amortization    1,903      1,508      1,657
    Increase in cash surrender
      value of life insurance         (251)      (359)      (272)
    Deferred income taxes              585       (821)        70
    Unrealized loss (gain) on
      marketable securities              0          0         (4)
    (Gain) loss on sale of
      marketable securities            (62)      (590)        33
    (Gain) loss on sale of fixed
      assets                            (5)        34         (8)
    Change in assets and liabilities
      affecting cash flow:
        Accounts receivable         (1,467)   (10,516)     1,295
        Costs and estimated earnings
          on contracts in progress
          in excess of related
          billings                  (1,175)        90       (881)
        Prepaid expenses and other
          current assets               416       (316)       261
        Other assets                    28        (24)       (52)
        Accounts payable             1,077      1,502        (10)
       Compensation, income taxes
         and other liabilities      (1,061)       112        (80)
       Amounts billed in excess of
         costs and estimated earnings
         on contracts in progress   (4,972)     6,054        742
                                  ________    _______    _______

NET CASH PROVIDED BY
  OPERATING ACTIVITIES            $  5,174    $ 6,279    $ 9,526
                                  ========    =======    =======

Years ended December 31, 1995, 1994 and 1993 (In thousands, except share data)

                                                                            Unrealized
                                                                            Gain
                                  Class B   Additional                      (Loss) on
                         Common   Common     Paid-In   Retained   Treasury  Marketable   Cumulative
                         Stock    Stock      Capital   Earnings   Stock     Securities   Translation

Balance, January 1,
  1993                   $  164    $496      $24,075   $29,520   $(3,014)   $   0        $  (89)

Conversion of 14,250 shares
  Class B common stock to
  common stock                1      (1)           0         0         0        0             0

Translation adjustment        0       0            0         0         0        0            (7)

Net earnings                  0       0            0     6,775         0        0             0
                         ------    ----      -------   -------   -------    -----        ------
Balance, December 31,
  1993                   $  165    $495      $24,075   $36,295   $(3,014)  $    0        $  (96)

Conversion of 209,375 shares
  Class B common stock to
  common stock               21     (21)           0         0         0        0             0

Issuance of 19,700 shares
  upon the exercise of
  stock options               2       0          223         0         0        0             0

Tax benefits arising from
  the exercise of stock
  options                     0       0           38         0         0        0             0

Cash dividends paid           0       0            0      (649)        0        0             0

Unrealized loss on marketable
  securities, net of tax      0       0            0         0         0     (295)            0




Translation adjustment        0       0            0         0         0        0            (4)

Net earnings                  0       0            0     9,005         0        0             0
                         ------    ----      -------   -------   -------   ------        ------
Balance, December 31,
  1994                   $  188    $474      $24,336   $44,651   $(3,014)  $ (295)       $ (100)

Conversion of 17,050 shares
  Class B common stock to
  common stock                2      (2)           0         0         0        0             0

Issuance of 7,800 shares
  upon the exercise of
  stock options               1       0           90         0         0        0             0

Tax benefits arising from
  the exercise of stock
  options                     0       0           19         0         0        0             0

Cash dividends paid           0       0            0    (1,302)        0        0             0

Unrealized gain on
  marketable securities,
  net of tax                  0       0            0        0          0      543             0

Translation adjustment        0       0            0        0          0        0             5

Net earnings                  0       0            0   10,119          0        0             0
                         ------    ----      -------   -------   -------   ------        ------
Balance, December 31,
  1995                   $  191    $472      $24,445  $53,468    $(3,014)   $ 248        $  (95)
                         ======    ====      =======  =======    =======    =====        ======


See notes to consolidated financial statements.









 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation - The Company specializes in hazardous waste site remediation. All subsidiary companies are wholly owned and are included in the consolidated financial statements of the Company. All significant intercompany accounts and transactions have been eliminated.

Description of the Business - Sevenson Environmental Services,
Inc. was incorporated in the State of Delaware on February 27, 1989. It is the successor, as a result of a merger completed
March 23, 1989, to a corporation of the same name incorporated in New York in 1977. The Company provides a comprehensive range of field services for the remediation of sites and facilities contaminated by hazardous materials. The Company's site remediation field services include on-site treatment, containment, and excavation and removal of contaminated materials. Other company services include the decontamination, demolishing, and closing of deactivated industrial facilities and industrial cleaning and decontamination services to operating plants and refineries. The remediation process consists of three phases, namely, site assessment, remedial design, and site remediation. The third phase is the field implementation of the site remediation plan and is the phase in which the Company participates.

     The Company provides its services in the United States and Canada. The Company's customers include major industrial corporations and government agencies. Because of the nature of the Company's business, which involves large, discrete contracts often completed within a year, customers that account for a significant portion of revenue in one year may represent an immaterial portion of revenue in subsequent years. Management believes that the loss of the United States government as a customer would have a material adverse effect on its business.

Related Party Transactions - The businesses of SCC Contracting,
Inc. ("SCC"), a construction company owned by the five principal shareholders of the Company, and the Company have been, and are expected to continue to be, operated out of office facilities owned by the Company and both businesses have used, and are expected to continue to use, to varying degrees, the Company's office personnel, yard and shop facilities, computer resources, equipment and services of the same management and other personnel.

     A formal agreement between the businesses was adopted to provide guidelines for the performance and pricing of intercompany services and use of facilities. This services agreement specifies various formulae to determine charges to be made for the provision of services and facilities and equipment usage. The formulae are intended to fairly allocate expenses between the businesses. During the years ended December 31, 1995, 1994 and 1993, expenses allocated to SCC amounted to approximately $79,146, $199,000 and $260,000, of which $7,486,
$20,000 and $28,000 remained outstanding as of December 31, 1995, 1994 and 1993, respectively.



Segment Information - The business operations of the Company are concentrated in one segment.

Property, Equipment and Depreciation - Property and equipment are carried at cost and are being depreciated using straight-line methods over the estimated useful lives of the related assets.

Cash and Cash Equivalents - Cash and cash equivalents represent demand deposits with banks, certificates of deposit held by banks or financial institutions, money market funds and commercial paper, all having original maturities of three months or less.
The Company places its temporary cash investments with high credit quality financial institutions.

Method of Accounting for Contracts - The accompanying consolidated financial statements have been prepared using the percentage-of-completion method of accounting and, therefore, take into account the costs, estimated earnings and revenue to date on contracts not yet completed. The amount of revenue recognized is not related to the progress billings to customers.

     On all projects, the amount of earnings recognized at statement date is that portion of the total estimated contract earnings that the cost expended bears to the anticipated final cost, based on current estimates of cost to complete the project.

     Contract costs include all direct labor and benefits, materials unique to or installed in the project, subcontractor costs, outside vendor equipment rental and other direct costs including shop and yard charges.

     As contracts extend over one or more years, revisions in cost and earnings estimates during the course of the project are reflected in the accounting period in which the facts which require the revision become known.

     At the time a loss on a contract becomes known, the entire amount of the estimated ultimate loss is recognized in the consolidated financial statements.

Operating Cycle - Assets and liabilities related to contracts are included in current assets and current liabilities in the accompanying consolidated balance sheets, as they will be liquidated in the normal course of contract completion, although this may require more than one year.

Selling, General and Administrative Expenses - These expenses are charged to operations as incurred and are not allocated to contract costs.

Income Taxes - The Company provides for defer-red taxes on all temporary differences (principally depreciation, prepaid expenses, bad debts and contract reserves) which are transactions reported for tax purposes in periods other than for financial reporting purposes.





     Effective January 1, 1994, the Company prospectively adopted
SFAS No. 109 "Accounting for Income Taxes." The cumulative effect of this change in accounting for income taxes was not significant.

Foreign Operations - All assets and liabilities of operations outside the United States are translated into U.S. dollars at exchange rates in effect at the end of the period. Operating results are translated at a weighted average of exchange rates in effect during the year. Net unrealized gains and losses on translation of foreign currency financial statements are recorded in stockholders' equity, as a cumulative translation adjustment, and will be included in income only upon sale or liquidation of the underlying asset. Realized gains and losses resulting from completed transactions are included in net earnings. Foreign operations are not considered a significant component of the Company's business.

Earnings Per Share - Earnings per share are based on the weighted average number of shares of common stock outstanding during the respective year. Outstanding stock options have been considered in the earnings per share calculation when their effect is dilutive.

Estimates - The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of revenues, expenses, assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements during the reported period. Actual results could differ from those estimates.

Reclassifications - Certain reclassifications of 1994 and 1993 balances have been made to conform with classifications used in 1995.

2.  FORMATION OF SUBSIDIARIES

On February 25, 1993 the Company formed a new wholly-owned subsidiary, Sevenson Environmental Services of PA, Inc. to engage in hazardous waste remediation for sites in Pennsylvania.

3.  MARKETABLE SECURITIES

The portfolio of marketable securities consists of equity securities, debt securities, mutual funds and certificates of deposit classified as available-for-sale or trading securities.
The Company adopted SFAS No. 115, "Accounting For Certain
Investments in Debt and Equity Securities," effective January 1,
1994. As such, investments in debt and equity securities are reported at fair value estimated based upon quoted market prices beginning January 1, 1994. Realized holding gains and losses are included in earnings. Unrealized holding gains and losses for available-for-sale securities are excluded from earnings and reported as a separate component of stockholders' equity, net of income taxes. Unrealized holding gains and losses for trading securities would be included in earnings. Prior to January 1,


1994, marketable securities were reported in accordance with SFAS
No. 12, "Accounting for Certain Marketable Securities," with common and preferred stocks stated at the lower of cost or market and municipal bonds and mutual funds stated at cost, which approximated market.

     A summary of marketable securities at December 31, 1995 and 1994 follows:

                                                (In Thousands)
                                                 December 31,
                                                1995      1994

Common stock                                    $967   $ 1,200
Preferred stock                                  366       253
Municipal bond inventory                      27,760    28,098
Mutual funds                                   4,881     3,377
Certificates of deposit                          800       416
Trading securities - at market,
  which approximates cost                      9,700    13,650
                                             _______    ______

     Total                                   $44,474   $46,994
                                             =======   =======

Gross unrealized holding gains and losses at December 31, 1995 totaled $417,000 and $28,000, respectively.

Contractual maturities for investments in debt securities available-for-sale at December 31, 1995 (in thousands) are as follows:

Due in one year or less                           $14,108
Due after one year through three years              5,883
Due after three years                               7,769
                                                  _______
     Total                                        $27,760
                                                  =======

Actual maturities may differ from contractual maturities because some issuers have the right to prepay obligations.

Proceeds from the sale of securities were $26,868,000 in 1995 and $52,053,000 in 1994. Gross gains of $205,000 in 1995 and
$663,000 in 1994 and gross losses of $143,000 in 1995 and $73,000 in 1994 were realized on those sales. The cost of securities sold is based on the specific identification method.












4.  ACCOUNTS RECEIVABLE

                                               (In Thousands)
                                                 December 31,
                                               1995       1994

Current estimates                            $22,710    $23,433
Retentions                                     3,711      1,588
Due from related companies,
  officers and employees                         194        166
Other                                             19          1
                                             _______    _______
                                              26,634     25,188
Less allowance for doubtful
  accounts                                        41         41
                                             _______    _______
  Total                                      $26,593    $25,147
                                             =======    =======

The Company anticipates that substantially all retentions will be collected within the next year.


5.   CONTRACTS IN PROGRESS

                                               (In Thousands)
                                                 December 31,
                                               1995       1994

Accumulated expenditures
  on contracts                                $71,894   $65,139
Estimated earnings thereon                     23,199    25,059
                                              _______   _______
                                               95,093    90,198

Less applicable progress
  billings                                     95,836    97,088
                                              _______   _______

  Total                                       $  (743)  $(6,890)
                                              =======   =======

The contracts are shown in the accompanying consolidated balance sheets as follows:

                                               (In Thousands)
                                                 December 31,
                                               1995       1994

Costs and estimated earnings
  on contracts in progress
  in excess of related billings               $ 2,556   $ 1,381
Billings on contracts in excess
  of costs and estimated
  earnings                                     (3,299)   (8,271)
                                              _______   _______
  Total                                       $  (743)  $(6,890)
                                              =======   =======

6.   LINE OF CREDIT ARRANGEMENTS

Sevenson Environmental Services, Inc. has available from a bank, two lines of credit. The first is a $20,000,000 line for the issuance of Stand-by Letters of Credit with a term of two years or less. This commitment is secured by a perfected first security interest in managed liquid assets held by the Company at specified percentages available against market value. The second is a $5,000,000 line to be utilized for working capital, the issuance of Stand-by Letters of Credit and the acquisition or lease of equipment. Draws for working capital will be on demand, unsecured except for any excess value in the assigned liquid assets securing the $20,000,000 line and bear interest at the Bank's prime rate. Draws for stand-by letters of credit have terms of 180 days or less. Draws for the acquisition or lease of equipment are limited to a total of $1,500,000 and are on a term basis, secured by the specific equipment financed, and bear interest at the Bank's prime rate plus one-half percent, or if elected, at a fixed rate based on the Treasury Securities yield corresponding to the maturity of the equipment loan plus 250 basis points. There are no compensating balance arrangements in connection with these lines. As of December 31, 1995 there were no outstanding borrowings under these lines.


7.   NOTES PAYABLE

Notes payable represent amounts owing to the former shareholders of a construction company purchased by the Company in 1981.
Interest on these notes accrues at the rate of 9% per annum.
These notes must be repaid within six months after each former shareholder's death. Repayment has been funded by insurance on the life of each former shareholder. An additional note for $749,323 was entered into during 1995 with KDC Financial. This note is payable in twelve monthly installments of $63,468 beginning January 15, 1996.


8.   CAPITAL STOCK

The authorized capital stock of the Company consists of 12,000,000 shares of Common Stock, $.10 par value, 8,000,000 shares of Class B Common Stock, $.10 par value, and 1,000,000 shares of Preferred Stock, $.10 par value. The Company has issued
1,908,975, 1,883,725 and 1,654,650 shares of Common Stock and
4,718,925, 4,735,975 and 4,945,350 shares of Class B Common Stock as of December 31, 1995, 1994 and 1993, respectively. No shares of Preferred Stock have been issued. Holders of Common Stock are entitled to elect 25% of the Board of Directors so long as the number of outstanding shares of Common Stock is at least 10% of the total number of outstanding shares of both classes of Common
Stock.

     Except for the election or removal of Directors as described above and except for class votes as required by law, holders of both classes of common stock vote as a single class on all matters, with each share of Common Stock having one vote per share and each share of Class B Common Stock having ten votes per share.

     Cash or property dividends to the holders of common stock may be paid as follows:

     (i) cash or property dividends may be declared and paid on the Common Stock without being declared and paid on the Class B Common Stock; and

    (ii) no cash or property dividends may be declared and paid on the Class B Common Stock unless dividends at least
          10% greater in amount per share are paid concurrently on the Common Stock.

     Dividends paid in shares of Common Stock or Class B Common
Stock may be paid as follows:

     (i) shares of Common Stock may be paid to holders of shares of Common Stock or, if there is no Common Stock outstanding, to holders of Class B Common Stock, and shares of Class B Common Stock may be paid to holders of Class B Common Stock; and

    (ii) the same number of shares shall be paid in respect of each outstanding share of Common Stock and Class B
          Common Stock.

     At the option of the holder of record, each share of Class B
Common Stock is convertible at any time into one share of Common
Stock. During 1995, 1994 and 1993, 17,050, 209,375 and 14,250
shares, respectively, of Class B Common Stock were converted into shares of Common Stock.

     The authorized Preferred Stock is available for issuance from time to time in the future at the discretion of the Board of Directors of the Company, without stockholder approval. The Board of Directors has authority to prescribe for each series of Preferred Stock it establishes, the relative ranking with other series, the voting rights, if any, the dividend rate, the redemption and liquidation rights, the conversion rights, if any, and any other rights, preferences, qualifications, limitations or restrictions of the particular series.

     The stockholders have entered into an agreement pursuant to which they have a pro rata right of first refusal to purchase shares of Class B Common Stock proposed to be sold or disposed of by any of them to persons other than family members or executive officers of the Company and their family members, so long as such persons are approved by a majority in interest of the holders of Class B Common Stock. To the extent the rights of first refusal are not exercised, such rights may be assigned to the Company.
Transferees take their shares of Class B Common Stock subject to the Stockholders Agreement. If the right of first refusal is not exercised, the party proposing to dispose of Class B Common
Stock must, prior to the disposition, convert such shares into shares of Common Stock.






     The Class B stockholders are parties to a Voting Agreement pursuant to which all shares of Class B Common Stock are to be voted in accordance with the majority vote, except in situations in which there exist certain conflicts of interest. The Voting
Agreement is for a term of ten years and is subject to renewal.

     In November of 1990, the Board of Directors approved a plan to repurchase up to 200,000 shares, or three percent of its common stock. In August 1992, the Board of Directors increased the number of shares to 300,000, or 5% of its common stock.
In August 1995, the Board of Directors increased the number of shares to 500,000, or 8% of its common stock. As of December 31, 1995 the Company had repurchased a total of 278,500 shares for $3,014,000.


9.  INCOME TAXES

     The provision for income taxes is comprised of the following:

                                              (In Thousands)
                                        Year ended December 31,
                                         1995    1994    1993

Currently payable
  (refundable):                         $4,258  $4,286  $2,970
  Federal                                1,306   1,208   1,025
                                        ______  ______  ______
                                         5,564   5,494   3,995
                                        ______  ______  ______
Deferred:
  Federal                                  214    (391)     60
  State                                     66    (103)     10
                                        ______  ______  ______
                                           280    (494)     70
                                        ______  ______  ______
  Total                                 $5,844  $5,000  $4,065
                                        ======  ======  ======

     A reconciliation of the federal statutory income tax rate to the effective income tax rate is as follows:

                                        Year ended December 31,
                                         1995    1994    1993

Provision based on
  statutory rate                         35.0%   35.0%   35.0%
State income taxes,
  net of federal tax
  benefit                                 5.7     5.9     5.8
Tax-exempt interest
  and dividends                          (4.3)   (4.3)   (2.9)
Other                                     0.2    (0.9)   (0.4)
                                        ______  ______  ______

  Total                                  36.6%   35.7%   37.5%
                                        ======  ======  ======

     Deferred taxes relating to temporary differences in the recognition of revenues and expenses for tax and financial reporting purposes are as follows:

                                            (In Thousands)
                                          Year ended December 31,
                                           1995    1994    1993

Depreciation                              $ 396   $ (45)  $ (51)
Prepaid expenses                           (116)     28     134
Bad debts                                     0      27     (25)
Contract reserves                           (14)   (559)      0
Other                                        14      55      12
                                          ______  ______  ______

Total                                     $ 280   $(494)  $  70
                                          ======  ======  ======


     At December 31, 1995, the components of net deferred tax assets/liabilities are as follows:

Total of all deferred tax assets             $   744,000
Total of all deferred tax liabilities        $ 1,672,000

     No valuation allowance has been provided on the above deferred tax assets.

     The Company and its domestic subsidiaries file a consolidated
U.S. Federal income tax return. Such returns have been audited and settled through the year 1992.


10.  PENSION PLANS

The Company makes contributions to industry-wide pension and welfare funds for union employees. Other eligible employees participate in Company-sponsored defined contribution plans for which contributions are made at the rate of 7.0% of defined compensation up to $60,600 and then 10.5% thereafter. No contribution will be calculated on compensation in excess of $150,000.

     Total pension expense for the years ended December 31, 1995, 1994 and 1993 amounted to $2,580,000, $2,164,000 and $1,486,000, respectively, including $447,000, $485,000 and $409,000,
respectively, applicable to the Company-sponsored plans.

     In addition, the Company has a profit-sharing plan covering most regular non-union employees. The amount of contribution, if any, is at the discretion of the Board of Directors, and is not to exceed the maximum amount deductible for income tax purposes.
Contributions of $300,000, $250,000 and $180,000 were made for the years ended December 31, 1995, 1994 and 1993, respectively.





11.  INCENTIVE STOCK PLAN

Effective March 1, 1989, the Company adopted the Sevenson
Environmental Services, Inc. 1989 Incentive Stock Plan. The Plan is administered by the Compensation Committee of the Board of Directors and no member of the Committee may participate in the Plan, except that non-employee Directors, who may be members of the Committee, will receive a non-discretionary option of 3,000 shares of common stock thirty business days after their election to the Board. The Plan authorizes the Committee to grant to key employees, as it sees fit, incentive stock options, nonqualified stock options, stock appreciation rights and restricted stock. No incentive stock options may be granted after March 1, 1999. Up to 200,000 shares of Common Stock are available for issuance under the Plan.


     Incentive stock options may be granted with durations of no more than ten years from the date of grant and the option price per share of incentive and nonqualified stock options and stock appreciation rights may not be less than the fair market value of the Common Stock at the time the option is granted. The total number of shares granted under these options at December 31, 1995 is 139,000, of which 61,700 shares are currently exercisable and 12,000 shares have been terminated. These options expire ten years from the date the options were granted and are subject to forfeiture if certain employment requirements are not met.

     The following summarizes incentive stock option activity for the three years ended December 31, 1995:

                                                   Price Ranges
                                   Shares            Per Share

Outstanding
  January 1, 1993                  88,500          $11.00-$19.75
Granted                            12,000              $14.00
Cancelled                          (2,500)         $11.00-$12.00
                                   ______
Outstanding
  December 31, 1993                98,000          $11.00-$19.75
Exercised                         (19,700)         $11.00-$12.00
Cancelled                          (1,000)         $11.00-$12.00
                                   ______
Outstanding
  December 31, 1994                77,300          $11.00-$19.75
Granted                            35,000              $17.25
Exercised                          (7,800)         $11.00-$12.00
Cancelled                          (2,000)         $11.00-$12.00
Outstanding
  December 31, 1995               102,500
                                  =======

     The Plan also provides for the award of shares of the Company's Common Stock subject to restrictions on disposition
("Restricted Stock"). While the restrictions remain in effect, the participant cannot sell or transfer the shares of Restricted Stock,


but he or she has the other rights of a stockholder, including the right to vote and to receive dividends. Restricted Stock awarded under the Plan is subject to the terms and conditions of the Plan and to other terms and conditions as the Committee specifies. The participant will forfeit to the Company his Restricted Stock if his employment with the Company and its subsidiaries terminates for any reason excepting death, prior to the expiration of the restrictions.

     No Restricted Stock has been awarded under the Plan.


12.  MAJOR CUSTOMERS

The Company's largest customer in 1995 accounted for 23% of 1995 revenues. The Company's four largest customers in 1994 accounted for 25%, 23%, 16% and 12% of 1994 revenues. The Company's two largest customers in 1993 accounted for 29% and 23% of 1993 revenues. Due to the nature of the Company's business, major customers fluctuate from year to year. No other customer accounted for more than 10% of total revenues in any of the three years in the period ended December 31, 1995.


13.  CONTINGENCIES

The Company is a defendant or plaintiff in various claims and lawsuits arising in the normal course of business. The ultimate outcome of these actions cannot presently be determined and no provision for loss or gain, if any, that may result has been made in the accompanying consolidated financial statements. It is the opinion of management that there will not be any material adverse effects on the Company's consolidated financial statements as a result of these actions.


14.  BACKLOG

The following is an analysis of the Company's backlog of signed contracts at December 31, 1995, 1994 and 1993:

                                              (In Thousands)
                                         1995     1994    1993

Backlog, January 1                    $ 58,404  $43,644 $ 31,888
New contracts                           75,166   87,588   71,676
Revenues from
  construction contracts              (103,505) (79,055) (71,006)
Contract adjustments, net               13,548    6,227   11,086
                                      ________  _______  _______

Backlog, December 31                  $ 43,613  $58,404 $ 43,644
                                      ========  ======= ========






16.  QUARTERLY RESULTS (UNAUDITED)

Unaudited summarized results for each quarter in 1995, 1994 and 1993 are as follows (in thousands, except per share data):


                         First     Second    Third     Fourth
                         Quarter   Quarter   Quarter   Quarter

1995:
  Revenue                $19,862   $24,980   $29,428   $28,202
  Gross margin             4,002     6,113     7,176     5,172
  Provision for income
    taxes                    840     1,640     2,180     1,184
  Net earnings             1,458     2,851     3,790     2,020
  Net earnings per share    0.23      0.45      0.60      0.32

1994:
  Revenue                $ 9,475   $15,974   $24,206   $27,999
  Gross margin             1,508     5,265     6,562     5,664
  Provision for income
    taxes                     28     1,693     2,020     1,259
  Net earnings               234     2,517     3,433     2,821
  Net earnings per share    0.04      0.39      0.55      0.44

1993:
  Revenue                $11,088   $16,287   $20,601   $21,200
  Gross margin             2,268     4,004     5,429     5,229
  Provision for income
    taxes                    255       890     1,505     1,415
  Net earnings               563     1,494     2,475     2,243
  Net earnings per share    0.09      0.24      0.39      0.35



























                  Independent Auditors' Report



Board of Directors and Stockholders
Sevenson Environmental Services, Inc.
Niagara Falls, New York


We have audited the accompanying consolidated balance sheets of Sevenson Environmental Services, Inc. and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of earnings, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1995. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Sevenson Environmental Services, Inc. and subsidiaries as of December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended
December 31, 1995, in conformity with generally accepted accounting principles.

As discussed in Note 3 to the financial statements the Company has changed its method of accounting for certain investments in debt and equity securities effective January 1, 1994 to conform with the Statement of Financial Accounting Standards No. 115.



DELOITTE & TOUCHE LLP

Buffalo, New York
February 9, 1996











Management

Board of Directors

Michael A. Elia
President and
Chief Executive Officer

Arthur A. Elia
Former President and
Chief Executive Officer

Laurence A. Elia
Vice President
President, Sevenson
Environmental Ltd.

Richard A. Elia
Executive Vice President

William J. McDermott
Vice President,
Chief Financial Officer
and Secretary

Dena M. Armstrong
Treasurer and
Assistant Vice President

Joseph J. Castiglia
Former President and
Chief Executive Officer,
Pratt & Lambert United, Inc.
(paint, industrial coatings and
adhesives manufacturer)

Robert S. Kelso
Former President and
Chief Executive Officer,
Calspan Corporation
(an aerospace research and
development company)

Audit Committee

Joseph J. Castiglia
Robert S. Kelso

Officers

Michael A. Elia
President and
Chief Executive Officer

Richard A. Elia
Executive Vice President

Laurence A. Elia
Vice President

William J. McDermott
Vice President,
Chief Financial Officer
and Secretary

Dena M. Armstrong
Treasurer and
Assistant Vice President

Paul C. Thomson
Vice President

Mason G. Wheeler
Vice President

Paul J. Hitcho, Ph.D.
Vice President and
Director of Health and Safety

John C. Robbins, P.E.
Vice President

Philip R. DeLuca
Vice President

Michael L. Lock
Vice President

Thomas J. Barnes
Vice President

Corporate Information

Headquarters
2749 Lockport Road
Niagara Falls, NY 14302-0396
(716) 284-0431

Offices

Pittsburgh
100 Rock Springs Road
Delmont, PA 15626
(412) 468-3377

Philadelphia
4 Lake View Drive
Chadds Ford, PA 19317
(215) 388-0721

Baton Rouge
17564 Vaughn Lane
Livingston, LA 70754
(504) 698-3900

Chicago
9245 Calumet Avenue, Suite 101
Munster, Indiana 46321
(219) 836-0116

Subsidiaries

Sevenson Industrial
Services, Inc.
2749 Lockport Road
Niagara Falls, NY 14302-0396
(716) 281-0431

Sevenson Environmental, Ltd.
2749 Lockport Road
Niagara Falls, NY 14302-0396
(716) 284-0431

Waste Stream
Technology Inc.
302 Grote Street
Buffalo, NY 14207
(716) 876-5290









































                           EXHIBIT 22


                      List of Subsidiaries
                        All Wholly-Owned



     Subsidiary                              Where Incorporated

Sevenson Environmental Ltd.                       Canada

Waste Stream Technology Inc.                      Delaware

Sevenson International Environmental
  Services, Inc.                                  Delaware

Sevenson Industrial Services, Inc.                Delaware

Sevenson Environmental Services of PA, Inc.       Pennsylvania







































INDEPENDENT AUDITORS' REPORT ON SCHEDULES


We have audited the consolidated financial statements of Sevenson
Environmental Services, Inc. and subsidiaries as of December 31,
1995 and 1994, and for each of the three years in the period ended
December 31, 1995, and have issued our report thereon dated
February 9, 1996; such consolidated financial statements and report are included in your 1995 Annual Report to Stockholders and are incorporated herein by reference. Our audits also included the financial statement schedule of Sevenson Environmental Services, Inc. and subsidiaries, listed in Item 14. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.


Deloitte & Touche LLP


Buffalo, New York
February 9, 1996


































                                                            SCHEDULE II


                    VALUATION AND QUALIFYING ACCOUNTS



   Column A    Column B         Column C           Column D    Column E

                                  Additions
                                      Charged
              Balance at  Charged to  to Other
              Beginning   Cost and    Accounts -  Deductions  Balance at
Description   of Period   Expenses    Describe    Describe    End of Period

Allowance
for doubtful
accounts

1993           $ 40,575    $79,743      $  0       $12,219 (1)   $108,099

1994            108,099          0         0        67,524 (1)     40,575

1995             40,575          0         0             0         40,575



(1) Accounts written off net of collections on accounts receivable previously written off.






























