Form 10-Q
period 1996-03-31
SEVENSON ENVIRONMENTAL SERVICES INC
filed 1996-05-15
CIK 846976

SECURITIES AND EXCHANGE COMMISSION

                         WASHINGTON, DC

                            FORM 10-Q

           Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934



For Quarter Ended                  Commission File Number 0-17536
 March 31, 1996

              SEVENSON ENVIRONMENTAL SERVICES, INC.
              _____________________________________
     (Exact name of registrant as specified in its charter)


        Delaware                               16-1091535
(State or other jurisdiction of               (IRS Employer
incorporation or organization)              Identification No.)


                       2749 Lockport Road
                           PO Box 396
                    Niagara Falls, NY   14302
                    _________________________
            (Address of principal executive offices)
                           (Zip Code)


                         (716) 284-0431
                  __________________________
      (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                     Yes [ X ]     No [   ]


Number of common shares outstanding as of the close of the period covered by this report: 1,583,575 shares of Common Stock and 4,720,025 shares of Class B Common Stock

               SEVENSON ENVIRONMENTAL SERVICES, INC.


               Financial Statements For the Three Month
               Periods Ended March 31, 1996 and 1995
               and Independent Accountants' Report

INDEPENDENT ACCOUNTANTS' REPORT

Board of Directors and Stockholders
Sevenson Environmental Services, Inc.
Niagara Falls, New York

We have reviewed the accompanying condensed consolidated balance sheet of Sevenson Environmental Services, Inc. and subsidiaries as of March 31, 1996 and the related condensed consolidated statements of earnings and cash flows for the three-month periods ended March 31, 1996 and 1995. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and of making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole.
Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to such condensed consolidated financial statements for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Sevenson Environmental Services, Inc. and subsidiaries as of December 31, 1995, and the related consolidated statements of earnings, stockholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated February 9, 1996, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1995 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.




April 24, 1996

SEVENSON ENVIRONMENTAL SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (IN THOUSANDS)
_________________________________________________________________


                                        March 31,    December 31,
                                          1996           1995
                                        (Unaudited)    (Audited)
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents             $  1,660     $  4,226
  Marketable securities                   47,630       44,474
  Accounts receivable                     19,398       26,575
  Costs and estimated earnings on
    contracts in progress in excess
    of related billings                    4,005        2,556
  Prepaid expenses and other current
    assets                                   715          846
  Deferred income taxes                      369          369
                                         _______      _______
       Total current assets               73,777       79,046
                                         _______      _______

PROPERTY AND EQUIPMENT:
  Land                                       308          308
  Buildings and improvements               3,004        2,878
  Construction and field equipment        14,611       14,197
  Vehicles                                 4,320        3,731
  Office furniture and equipment           1,502        1,393
                                         _______      _______
                                          23,745       22,507
  Less accumulated depreciation          (10,799)     (10,379)
                                         _______      _______
       Total property and equipment,
       net                                12,946       12,128
                                         _______      _______

OTHER ASSETS                               2,143        2,107
                                         _______      _______

TOTAL ASSETS                             $88,866      $93,281
                                         =======      =======




See notes to condensed consolidated financial statements.

SEVENSON ENVIRONMENTAL SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (IN THOUSANDS)
_________________________________________________________________

                                        March 31,    December 31,
                                          1996           1995
                                        (Unaudited)    (Audited)
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts Payable:
    Current                              $  5,644    $  8,578
    Retentions                                326         940
    Note payable - current                    562         749
    Compensation, income taxes and
      other current liabilities               483         703
    Amounts billed in excess of costs
      and estimated earnings on
      contracts in progress                 3,442       3,299
                                         ________    ________
        Total current liabilities          10,457      14,269
                                         ________    ________

DEFERRED INCOME TAXES                       1,279       1,297
                                         ________    ________

NOTES PAYABLE                               2,000       2,000
                                         ________    ________
STOCKHOLDERS' EQUITY:
  Common stock, $.10 par value:
    Authorized 12,000,000 shares,
    issued 1,907,875 and 1,908,975
    shares                                    191         191
  Class B Common Stock, $.10 par
  value:
    Authorized 8,000,000 shares,
    outstanding 4,720,025 and
    4,718,925 shares                          472         472
  Additional paid-in capital               24,445      24,445
  Retained earnings                        53,626      53,468
                                         ________    ________
                                           78,734      78,576
  Treasury stock (323,900 and 278,500
    shares common stock at cost)           (3,723)     (3,014)
                                         ________    ________
                                           75,011      75,562
  Unrealized gain on marketable
    securities, net of taxes                  214         248
  Cumulative translation adjustment           (95)        (95)
                                         ________    ________
        Total stockholders' equity         75,130      75,715
                                         ________    ________

TOTAL LIABILITIES AND STOCKHOLDERS'      $ 88,866    $ 93,281
EQUITY                                   ========    ========


See notes to condensed consolidated financial statements.

SEVENSON ENVIRONMENTAL SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
THREE-MONTH PERIODS ENDED MARCH 31, 1996 AND 1995 - (UNAUDITED)
(IN THOUSANDS, EXCEPT PER-SHARE DATA)
_________________________________________________________________


                                           1996       1995

REVENUES                                 $13,858     $19,862

COSTS AND EXPENSES:
  Cost of contracts:
    Direct costs                          10,599      15,119
    Indirect costs                           975         741
  Selling, general and administrative      2,086       2,027
                                         _______     _______
                                          13,660      17,887
                                         _______     _______

EARNINGS FROM OPERATIONS                     198       1,975

OTHER:
  Interest income                            537         415
  Interest expense                           (49)        (56)
  Realized gain (loss) on sale of
    marketable securities                     47         (36)
                                         _______     _______
                                             535         323
                                         _______     _______

EARNINGS BEFORE INCOME TAXES                 733       2,298

INCOME TAXES                                 250         840
                                         _______     _______

NET EARNINGS                             $   483     $ 1,458
                                         =======     =======

WEIGHTED AVERAGE NUMBER OF SHARES
OUTSTANDING                                6,348       6,341
                                         =======     =======

EARNINGS PER SHARE                       $  0.08     $  0.23
                                         =======     =======



See notes to condensed consolidated financial statements.

SEVENSON ENVIRONMENTAL SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE-MONTH PERIODS ENDED MARCH 31, 1996 AND 1995 - (UNAUDITED)
(IN THOUSANDS)
_________________________________________________________________


                                           1996        1995

CASH FLOWS FROM OPERATING ACTIVITIES:
  Cash receipts from customers           $ 19,642    $ 20,117
  Cash payments to subcontractors,
    suppliers and employees               (17,118)    (17,842)
  Interest received                           630         477
  Interest paid                               (49)        (56)
  Taxes paid                                 (272)        (22)
  Tax refunds received                         26           0
                                         ________    ________
  Net cash provided by operating
    activities                              2,859       2,674
                                         ________    ________

CASH FLOWS FROM INVESTING ACTIVITIES:
  Marketable securities activity           (2,804)        600
  Capital expenditures                     (1,393)       (392)
  Proceeds from sale of property and
    equipment                                  (6)         (6)
                                         ________    ________
  Net cash (used in) provided by           (4,203)        202
    investing activities                 ________    ________

CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payments of debt                 (187)          0
  Dividends paid                             (325)          0
  Acquisition of treasury stock              (709)          0
                                         ________    ________
  Net cash (used in) financing             (1,221)          0
    activities                           ________    ________

NET (DECREASE) INCREASE IN CASH AND
  CASH EQUIVALENTS                         (2,565)      2,876

CASH AND CASH EQUIVALENTS, BEGINNING
  OF PERIOD                                 4,226       3,226
                                         ________    ________

CASH AND CASH EQUIVALENTS, END OF
  PERIOD                                 $  1,661    $  6,102
                                         ========    ========



See notes to condensed consolidated financial statements.

                                                  (Continued)

SEVENSON ENVIRONMENTAL SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE-MONTH PERIODS ENDED MARCH 31, 1996 AND 1995 - (UNAUDITED)
(IN THOUSANDS)
_________________________________________________________________


                                           1996        1995
RECONCILIATION OF NET EARNINGS TO
  NET CASH PROVIDED BY OPERATING
  ACTIVITIES:
  Net earnings                           $   483     $ 1,458
  Adjustments to reconcile:
    Depreciation and amortization            575         391
    Gain (loss) on sale of marketable
      securities                            (306)         36
    Increase in cash value of life
      insurance                              (40)        (40)
    Deferred income taxes                     18         418
    Sale of property and equipment             6          (6)
    Change in assets and liabilities
      affecting cash flows:
       Accounts receivable                 7,084         813
       Material and supply inventories       (18)          3
       Costs and estimated earnings on
        contracts in progress in excess of
        related billings                  (1,449)       (617)
       Prepaid expenses and other current
        assets                               149         210
       Other assets                          (17)          6
       Accounts payable                   (3,549)       (697)
       Compensation, income taxes and other
        current liabilities                 (242)       (116)
       Amounts billed in excess of costs and
        estimated earnings on contracts in
        progress                             143         160
       Income taxes                           22         655
                                         _______     _______

NET CASH PROVIDED BY OPERATING
  ACTIVITIES                             $ 2,859     $ 2,674
                                         ========    ========



See notes to condensed consolidated financial statements.


                                                     (Concluded)

SEVENSON ENVIRONMENTAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTH PERIODS ENDED MARCH 31, 1996 AND 1995
_________________________________________________________________


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The accounting policies used in preparing these condensed consolidated financial statements are the same as those used in preparing the Company's consolidated financial statements for the year ended December 31, 1995.

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



                       *  *  *  *  *  *

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
   CONDITION AND RESULTS OF OPERATIONS



RESULTS OF OPERATIONS

     The combined effect of lower contract backlog at the beginning of the quarter ($43.6 million versus $58.4 million at the beginning of the prior year's first quarter) and severe winter weather which impeded operations, caused first quarter revenue to decrease 30% to $13,858,000 from $19,862,000 in last year's first quarter. Last year's first quarter revenue was a record for the first quarter, reflecting a record high backlog at the beginning of that quarter and the unusually mild winter of 1994-95. This year backlog was lower at the beginning of the quarter due to difficulties the Company experienced in acquiring new contracts during the third and fourth quarters of last year. These difficulties were due to the government's suspension of awards of new Superfund contracts during the budget impasse, Congress' continuing failure to reauthorize Superfund, and delays in the letting of private sector projects.

     Contract backlog at the end of the quarter was $52.7 million versus $62.6 million at the same time last year. Backlog was lower due to the continuing effect of the conditions mentioned above and to increased competition brought on by those conditions.

     Gross margin (revenue less direct costs) percentage for the quarter was 23.5% versus 23.9% in last year's first quarter. The gross margin achieved in a quarter varies dependent upon the nature, size and mix of projects underway during the quarter.
The Company considers quarterly gross margin in the range of between 20 and 30% to be normal for its operations.

     Indirect costs were $975,000, a 32% increase over last year's indirect costs of $741,000. The increase was principally due to the Company's 1995 purchase of $6.9 million in equipment.

     Selling, general and administrative expense for the quarter was $2,086,000 versus $2,027,000 last year. Increases in marketing and estimating expense were offset by lower branch office and travel expense.

     Interest income increased 29% to $537,000 from last year's reported interest income of $415,000, which reflected a one-time downward adjustment of $215,000 to reflect bond premium amortization not previously recognized. Without that adjustment, interest income for the quarter would have been down 15%. Lower interest income reflected both lower invested balances and lower interest rates.

     The effective tax rate was 34.1% versus 36.5% last year.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided by operating activities was $2,859,000 versus $2,674,000 in last year's first quarter. Net cash receipts and payments were essentially the same in both periods.
The increase in net cash provided by operating activities was due principally to differences in net tax payments.

     Net cash used in investing activities was $4,203,000 versus net cash provided by investing activities of $202,000 last year. The difference is primarily due to an increase in marketable securities reflecting cash management decisions. Cash was also used for capital expenditures, which were up $1 million from the first quarter last year. The Company continues to invest in equipment to meet current and anticipated needs.

     During the quarter the Company repurchased 45,400 shares under its previously announced stock buy-back program.

     As of March 31, 1996, the Company had working capital of $63.3 million including $49.3 million in cash, cash equivalents and marketable securities. Existing funds and cash generated by operations will be sufficient to meet all working capital and capital investment needs for the foreseeable future.

     As of March 31, 1996, the Company has available from a bank an unused $20 million line for stand-by letters of credit secured by marketable securities and an unused $5 million unsecured working capital line of credit.


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


          Item 3    Defaults Upon Senior Securities
                    Not Applicable


          Item 4    Submission of Matters to a Vote of Security
                    Holders
                    Not Applicable


          Item 5    Other Information
                    Not Applicable

          Item 6    Exhibits and Reports on 8-K
                    (a)  Exhibits:  None required.
                    (b)  Reports on Form 8-K:  None required.

                         No reports on Form 8-K have been filed
                         during the quarter (13 weeks) ended
                         March 31, 1996.




                           SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                         SEVENSON ENVIRONMENTAL SERVICES, INC.
                                   (Registrant)
Dated:  May 14, 1996


                         _____________________________________
                                      (Signature)
                         William J. McDermott
                         Vice President, Secretary and
                         Chief Financial Officer