Form 10-Q
period 1996-06-30
SEVENSON ENVIRONMENTAL SERVICES INC
filed 1996-08-14
CIK 846976

SECURITIES AND EXCHANGE COMMISSION

                        WASHINGTON, D.C.

                            FORM 10-Q

           Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

- -----------------------------------------------------------------
For Quarter Ended                  Commission File Number O-17536
  June 30, 1996

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

                             Yes  x     No

Number of common shares outstanding as of the close of the period covered by this report: 1,586,375 shares of Common Stock and 4,720,025 shares of Class B Common Stock.

     ITEM 1 - FINANCIAL STATEMENTS


              SEVENSON ENVIRONMENTAL SERVICES, INC.


             Financial Statements For the Six Month
              Periods Ended June 30, 1996 and 1995
               and Independent Accountants' Report

SEVENSON ENVIRONMENTAL SERVICES, INC. AND SUBSIDIARIES


Condensed Consolidated Balance Sheets (In Thousands)


                                        June 30,    December 31,
                                          1996         1995
                                       (Unaudited)     (Audited)


ASSETS

CURRENT ASSETS:
 Cash and cash equivalents              $ 1,869        $ 4,226
 Marketable securities                   46,538         44,474
 Accounts receivable                     23,287         26,575
 Costs and estimated earnings on
  contracts in progress in excess of
  related billings                        4,648          2,556
 Prepaid expenses and other current assets  593            846
 Deferred income taxes                      369            369
                                        _______        _______
     Total current assets                77,304         79,046
                                        _______        _______

PROPERTY AND EQUIPMENT:
 Land                                       308            308
 Buildings and improvements               3,039          2,878
 Construction and field equipment        15,298         14,197
 Vehicles                                 4,418          3,731
 Office furniture and equipment           1,551          1,393
                                        _______        _______
                                         24,614         22,507
 Less accumulated depreciation           11,399         10,379
                                        _______        _______
     Total property and equipment, net   13,215         12,128
                                        _______        _______

OTHER ASSETS                              2,178          2,107
                                        _______        _______

TOTAL ASSETS                            $92,697        $93,281
                                        =======        =======


See notes to condensed consolidated financial statements.

SEVENSON ENVIRONMENTAL SERVICES, INC. AND SUBSIDIARIES


Condensed Consolidated Balance Sheets (In Thousands)


                                        June 30,    December 31,
                                          1996         1995
                                      (Unaudited)    (Audited)


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
 Accounts payable:
  Current                               $ 5,993        $ 8,578
  Retentions                                290            940
 Note payable - current                     775            749
 Compensation, income taxes and other
  current liabilities                     1,241            703
 Amounts billed in excess of costs
  and estimated earnings on
  contracts in progress                   3,620          3,299
                                        _______        _______
     Total current liabilities           11,919         14,269
                                        _______        _______

DEFERRED INCOME TAXES                     1,680          1,297
                                        _______        _______

NOTES PAYABLE                             2,000          2,000
                                        _______        _______

STOCKHOLDERS' EQUITY:
 Common stock, $.10 par value:
  Authorized 12,000,000 shares, issued
   1,910,675 and 1,908,975 shares           191            191
 Class B Common Stock, $.10 par value:
  Authorized 8,000,000 shares, outstanding
   4,720,025 and 4,718,925 shares           472            472
 Additional paid-in capital              24,476         24,445
 Retained earnings                       55,288         53,468
                                        _______        _______
                                         80,427         78,576
 Treasury stock (323,900 and 278,500
  shares common stock at cost)           (3,723)        (3,014)
                                        _______        _______
                                         76,704         75,562
 Unrealized gain on marketable securities,
  net of taxes                              489            248
 Cumulative translation adjustment          (95)           (95)
                                        _______        _______
     Total stockholders' equity          77,098         75,715
                                        _______        _______
TOTAL LIABILITIES AND STOCKHOLDERS'
 EQUITY                                 $92,697        $93,281
                                        =======        =======

See notes to condensed consolidated financial statements.

SEVENSON ENVIRONMENTAL SERVICES, INC. AND SUBSIDIARIES


CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
SIX-MONTH PERIODS ENDED JUNE 30, 1996 AND 1995 - (UNAUDITED)
(IN THOUSANDS, EXCEPT PER-SHARE DATA)


                                             1996      1995

REVENUES                                     $32,950   $44,842


COST AND EXPENSES:
  Cost of contracts:
    Direct costs                              24,862    33,855
    Indirect costs                             1,207       872
    Selling, general and administrative        4,261     4,198
                                             _______   _______
                                              30,330    38,925
                                             _______   _______

EARNINGS FROM OPERATIONS                       2,620     5,917

OTHER:
  Interest income                              1,076     1,005
  Interest expense                              (103)     (104)
  Realized gain (loss) on sale of
    marketable securities                         48       (29)
                                             _______   _______
                                               1,021       872
                                             _______   _______
EARNINGS BEFORE INCOME TAXES                   3,641     6,789

INCOME TAXES                                   1,173     2,480
                                             _______   _______

NET EARNINGS                                 $ 2,468   $ 4,309
                                             =======   =======

WEIGHTED AVERAGE NUMBER OF SHARES
  OUTSTANDING                                  6,327     6,341
                                             =======   =======

EARNINGS PER SHARE                           $  0.39   $  0.68
                                             =======   =======




See notes to condensed consolidated financial statements.

SEVENSON ENVIRONMENTAL SERVICES, INC. AND SUBSIDIARIES


CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
SIX-MONTH PERIODS ENDED JUNE 30, 1996 AND 1995 - (UNAUDITED)
(IN THOUSANDS, EXCEPT PER-SHARE DATA)


                                             1996      1995

REVENUES                                     $19,092   $24,980

COST AND EXPENSES:
  Cost of contracts:
    Direct costs                              14,263    18,736
    Indirect costs                               232       131
    Selling, general and administrative        2,175     2,171
                                             _______   _______
                                              16,670    21,038
                                             _______   _______

EARNINGS FROM OPERATIONS                       2,422     3,942

OTHER:
  Interest income                                539       590
  Interest expense                               (54)      (48)
  Realized gain on sale of
    marketable securities                          1         7
                                             _______   _______
                                                 486       549
                                             _______   _______
EARNINGS BEFORE INCOME TAXES                   2,908     4,491

INCOME TAXES                                     923     1,640
                                             _______   _______

NET EARNINGS                                 $ 1,985   $ 2,851
                                             =======   =======

WEIGHTED AVERAGE NUMBER OF SHARES
  OUTSTANDING                                  6,305     6,341
                                             =======   =======

EARNINGS PER SHARE                           $  0.31   $  0.45
                                             =======   =======





See notes to condensed consolidated financial statements.

SEVENSON ENVIRONMENTAL SERVICES, INC. AND SUBSIDIARIES


CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX-MONTH PERIODS ENDED JUNE 30, 1996 AND 1995 - (UNAUDITED)
(IN THOUSANDS)


                                             1996        1995

CASH FLOWS FROM OPERATING ACTIVITIES:
 Cash receipts from customers               $ 34,604  $ 45,620
 Cash payments to subcontractors,
  suppliers and employees                    (32,196)  (37,588)
 Interest received                               965     1,162
 Interest paid                                  (103)     (104)
 Taxes paid                                     (355)   (1,411)
 Tax refunds received                              0       148
                                             _______   _______
 Net cash provided by operating
  activities                                   2,915     7,827
                                             _______   _______

CASH FLOWS FROM INVESTING ACTIVITIES:
 Marketable securities activity               (1,684)       31
 Capital expenditures                         (2,288)   (3,933)
 Sale of property and equipment                    0        12
                                             _______   _______
 Net cash (used in) investing activities       3,972     3,890
                                             _______   _______

CASH FLOWS FROM FINANCING ACTIVITIES:
 Principal payments of debt                        0       155
 Debt proceeds                                    26         0
 Dividends paid                                 (648)     (649)
 Acquisition of treasury stock                  (709)        0
 Proceeds from sale of options                    31        11
                                             _______   _______
 Net cash (used in) financing activities      (1,300)     (483)
                                             _______   _______

NET (DECREASE) INCREASE IN CASH
 AND CASH EQUIVALENTS                         (2,357)    3,454

CASH AND CASH EQUIVALENTS,
 BEGINNING OF PERIOD                           4,226     3,226
                                             _______   _______

CASH AND CASH EQUIVALENTS,
 END OF PERIOD                               $ 1,869   $ 6,680
                                             =======   =======

See notes to condensed consolidated financial statements.



(Continued)

SEVENSON ENVIRONMENTAL SERVICES, INC. AND SUBSIDIARIES


CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX-MONTH PERIODS ENDED JUNE 30, 1996 AND 1995 - (UNAUDITED)
(IN THOUSANDS)


                                              1996      1995

RECONCILIATION OF NET EARNINGS TO NET CASH
 PROVIDED BY OPERATING ACTIVITIES:
 Net earnings                               $ 2,468    $ 4,309
 Adjustments to reconcile:
  Depreciation and amortization               1,231        866
  Gain/loss on sale of marketable securities    (48)        29
  Increase in cash value of life insurance      (80)       (80)
  Deferred income taxes                         292        450
  Sale of property and equipment                 26          6
 Change in assets and liabilities
  affecting cash flows:
  Accounts receivable                         3,288      4,773
  Material and supply inventories                (9)        15
  Costs and estimated earnings on contracts
   in progress in excess of related billings (2,092)    (2,615)
  Prepaid and refundable income taxes             0         84
  Prepaid expenses and other current assets     262        258
  Other assets                                  (47)        11
  Accounts payable                           (3,235)       695
  Compensation, income taxes and other
   current liabilities                           12       (759)
  Amounts billed in excess of costs and
   estimated earnings on contracts in progress  321     (1,178)
  Income taxes                                  526        963
                                             ______    _______

NET CASH PROVIDED BY OPERATING ACTIVITIES   $ 2,915    $ 7,827
                                            =======    =======



See notes to condensed consolidated financial statements.



(Concluded)

SEVENSON ENVIRONMENTAL SERVICES, INC. AND SUBSIDIARIES


NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTH PERIODS ENDED JUNE 30, 1996 AND 1995

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



                       *  *  *  *  *  *

   ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS
RESULTS OF OPERATIONS

          Second quarter revenues were $19,092,000, 24% lower than last year's record second quarter revenues of $24,980,000. Lower backlog and slower operating momentum at the beginning of the quarter were the principal factors causing revenues to be lower. Backlog at the beginning of the quarter was $52.7 million versus $62.6 million at the same time the previous year. Backlog was lower due to the effects of the government's suspension of Superfund contract awards during last year's budget impasse, Congress's inability to reauthorize Superfund, delays in private sector cleanup projects, and increased competition for available projects brought on by the foregoing. Operating momentum at the beginning of the quarter was lower than last year's due to differences in the severity of the preceding winter. This year's winter weather was significantly more severe and had a correspondingly greater impact on Company field operations, which are concentrated in the Northeast.

          Contract backlog at the end of the second quarter was $52.6 million compared to $61.7 million last year. Lower backlog reflects the continuing impact of the conditions mentioned above.

While those conditions have changed, and to some degree have moderated, the Company has continued to experience increased competition for new contracts. The Company expects this to depress revenues and margins at least through year's end.

          Gross margin (revenues less direct costs) percentage for the quarter was marginally better at 25.3% versus 25.0 last year. Quarterly gross margin varies dependent upon the nature, size and mix of projects underway during the quarter. Given recent conditions in the Company's business, the Company is pleased with a gross margin percentage which effectively matches that achieved last year when conditions were more favorable. The Company has considered quarterly gross margin percentages in the range of 20 to 30% as normal for its operations.

          Indirect costs were $232,000 versus $131,000 last year.

Higher depreciation expense was the principal reason for the increase.

          Selling, general and administrative (SG&A) expense in the quarter was $2,175,000 or practically equal to the same expense in the second quarter last year. An increase in legal expense was offset by decreases in other items.

          Interest income was $539,000 versus $590,000 last year.

The decrease was due to both lower interest rates and lower invested balances.

          The effective tax rate was 31.7% versus 36.5% for last year's second quarter. The lower rate reflects this year's lower operating income.

LIQUIDITY AND CAPITAL RESOURCES

          For the six-month period, net cash provided by operations was $2,915,000 compared to $7,827,000 for the same period last year. Cash received from customers was $34,604,000 versus $45,620,000 last year, the difference attributable to this year's lower revenues. Cash payments to subcontractors, suppliers and employees were higher this year as a percentage of cash receipts and revenues. This effect was due, in part, to project startup costs incurred during the six months which were not recoverable from customers before the close of the period. Projects started earlier last year because last year's milder winter and spring allowed projects to begin earlier.

          Net cash used in investing activities was $3,972,000, similar in amount to the $3,890,000 used in the previous year.
As was so last year, the principal use was capital expenditures, for which the Company expended $2,288,000 compared to $3,933,000 for the same period last year. Changes in marketable securities, which reflect routine cash management decisions, resulted in the use of $1,684,000.

          During the period, the Company repurchased 45,400 shares of Common Stock under its previously announced stock buy-back program.

          As of June 30, 1996, the Company had working capital of $65.4 million, including $48.4 million in cash, cash equivalents and marketable securities. The Company expects that its existing funds and cash generated by operations will be sufficient to meet all its working capital and capital investment needs for the foreseeable future.

          The Company has available from a bank a $20 million line of credit for stand-by letters of credit secured by marketable securities and a $5 million unsecured line of credit for working capital. As of June 30, 1996, there were no outstanding letters of credit or borrowings against these lines.

                   PART II - OTHER INFORMATION
          Item 1    Legal Proceedings
                    Not Applicable


          Item 2    Changes in Securities
                    Not Applicable


          Item 3    Defaults Upon Senior Securities
                    Not Applicable


          Item 4 Submission of Matters to a Vote of Security Holders At the Company's Annual Meeting of Shareholders held on May 21, 1996, the nominees of the Board of Directors were re-elected based upon the following results:

                    Nominees                         No. of Votes
                    Class A
                    Joseph J. Castiglia                 1,288,028
                    Robert S. Kelso                     1,288,028

                    Class B
                    Arthur A. Elia                     47,200,250
                    Michael A. Elia                    47,200,250
                    Laurence A. Elia                   47,200,250
                    Richard A. Elia                    47,200,250
                    William J. McDermott               47,200,250
                    Dena M. Armstrong                  47,200,250

               In addition, Deliotte & Touche was ratified to
               continue as auditors based upon the following
               votes:  For, 48,496,878; Against, 700; Abstain,
               1500

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


          Item 5    Other Information
                    Not Applicable


          Item 6    Exhibits and Reports on 8-K
                    (a)  Exhibits:  None required.
                    (b)  Reports on Form 8-K:  None required.

                         No reports on Form 8-K have been filed
                         during the quarter (13 weeks) ended
                         June 30, 1996.

                           SIGNATURES


          Pursuant to the requirements of the Securities Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                         SEVENSON ENVIRONMENTAL SERVICES, INC.

Dated:  August 1, 1996


                              /s/ William J. McDermott


                                        (Signature)
                              William J. McDermott
                              Vice President, Secretary and
                              Chief Financial Officer