Form 10-Q
period 1996-09-30
SEVENSON ENVIRONMENTAL SERVICES INC
filed 1996-11-14
CIK 846976

SECURITIES AND EXCHANGE COMMISSION

                         WASHINGTON, DC

                            FORM 10-Q

           Quarterly Report Under Section 13 or 15(d)
             of the Securities Exchange Act of 1934
______________________________________________________________


For Quarter Ended                Commission File Number 0-17536
September 30, 1996


              SEVENSON ENVIRONMENTAL SERVICES, INC.
             _____________________________________
     (Exact name of registrant as specified in its charter)


          Delaware                              16-1091535
_______________________________              ___________________
(State or other jurisdiction of                 (IRS Employer
 incorporation or organization)            Identification No.)


                       2749 Lockport Road
                           PO Box 396
                 Niagara Falls, NY   14302-0396
                 ______________________________
            (Address of principal executive offices)


                         (716) 284-0431
                         ______________
      (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                      Yes  X      No ______

Number of common shares outstanding as of the close of the period covered by this report: 1,586,375 shares of Common Stock and 4,720,025 shares of Class B Common Stock.

PART I.   FINANCIAL INFORMATION


ITEM 1 -  FINANCIAL STATEMENTS


SEVENSON ENVIRONMENTAL SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE DATA)
_________________________________________________________________


                                  September 30,    December 31,
                                     1996          1995
                                  (Unaudited)     (Audited)

ASSETS

CURRENT ASSETS:
  Cash and cash equivalents        $ 5,733        $ 4,226
  Marketable securities             47,026         44,474
  Accounts receivable               24,183         26,575
  Costs and estimated earnings on
     contracts in progress in excess
     of related billings             2,942          2,556
  Prepaid expenses and other current
     assets                            664            846
  Deferred income taxes                369            369
                                   _______        _______
     Total current assets           80,917         79,046
                                   _______        _______

PROPERTY AND EQUIPMENT:
  Land                                 308            308
  Buildings and improvements         3,057          2,878
  Construction and field equipment  15,382         14,197
  Vehicles                           5,382          3,731
  Office furniture and equipment     1,568          1,393
                                   _______        _______
                                    25,697         22,507
  Less accumulated depreciation     11,970         10,379
                                   _______        _______
     Total property and equipment   13,727         12,128

OTHER ASSETS                         2,628          2,107
                                   _______        _______
TOTAL ASSETS                       $97,272        $93,281
                                   =======        =======


See notes to condensed consolidated financial statements.

SEVENSON ENVIRONMENTAL SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE DATA)
_________________________________________________________________

                                   September 30,     December 31,
                                       1996              1995
                                    (Unaudited)        (Audited)

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable:
     Current                            $ 7,225        $ 8,578
     Retentions                             405            940
  Note payable - current                    227            749
  Compensation, income taxes and
     other current liabilities            2,139            703
  Amounts billed in excess of costs
     and estimated earnings on
     contracts in progress                5,077          3,299
                                        _______        _______
       Total current liabilities         15,073         14,269

DEFERRED INCOME TAXES                     1,762          1,297
                                        _______        _______
NOTES PAYABLE                             2,000          2,000
                                        _______        _______
STOCKHOLDERS' EQUITY:
  Common stock, $.10 par value;
     Authorized 12,000,000 shares,
     issued 1,910,275 and
     1,908,975 shares                       191            191
  Class B Common Stock, $.10 par
     value; Authorized 8,000,000
     shares, issued and outstanding
     4,720,025 and 4,718,925 shares         472            472
  Additional paid-in capital             24,476         24,445
  Retained earnings                      56,780         53,468
                                        _______        _______
                                         81,919         78,576
  Treasury stock (323,900 and
     278,500 shares common stock,
     at cost)                            (3,723)        (3,014)
                                        _______        _______
                                         78,196         75,562
  Unrealized gain on marketable
     securities, net of taxes               336            248
  Cumulative translation adjustment         (95)           (95)
                                        _______        _______
     Total stockholders' equity          78,437         75,715
                                        _______        _______
TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY                  $97,272        $93,281
                                        =======        =======

See notes to condensed consolidated financial statements.

SEVENSON ENVIRONMENTAL SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
NINE-MONTH PERIODS ENDED SEPTEMBER 30, 1996 AND 1995 - (UNAUDITED) (IN THOUSANDS, EXCEPT PER-SHARE DATA)
_________________________________________________________________


                                         1996           1995

REVENUES                                $56,324        $74,270

COSTS AND EXPENSES:
  Cost of contracts:
     Direct costs                        42,322         55,101
     Indirect costs                       2,548          1,878
  Selling, general and administrative     6,526          5,989
                                        _______        _______
                                         51,396         62,968
                                        _______        _______
EARNINGS FROM OPERATIONS                  4,928         11,302

OTHER:
  Interest income                         1,565          1,616
  Interest expense                         (156)          (152)
  Realized gain (loss) on sale of
     marketable securities                   89             (7)
                                        _______        _______
                                          1,498          1,457
                                        _______        _______

EARNINGS BEFORE INCOME TAXES              6,426         12,759

INCOME TAXES                              2,142          4,660
                                        _______        _______

NET EARNINGS                            $ 4,284        $ 8,099
                                        =======        =======
WEIGHTED AVERAGE NUMBER OF SHARES
  OUTSTANDING                             6,320          6,343
                                        =======        =======

EARNINGS PER SHARE                      $  0.68        $  1.28
                                        =======        =======



See notes to condensed consolidated financial statements.

SEVENSON ENVIRONMENTAL SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
THREE-MONTH PERIODS ENDED SEPTEMBER 30, 1996 AND 1995 - (UNAUDITED) (IN THOUSANDS, EXCEPT PER-SHARE DATA)
_________________________________________________________________


                                         1996           1995

REVENUES                                $23,374        $29,428

COSTS AND EXPENSES:
  Cost of contracts:
     Direct costs                        17,460         21,246
     Indirect costs                       1,341          1,006
  Selling, general and administrative     2,265          1,791
                                        _______        _______
                                         21,066         24,043
                                        _______        _______
EARNINGS FROM OPERATIONS                  2,308          5,385

OTHER:
  Interest income                           489            611
  Interest expense                          (53)           (48)
  Realized gain (loss) on sale of
     marketable securities                   41             22
                                        _______        _______
                                            477            585
                                        _______        _______

EARNINGS BEFORE INCOME TAXES              2,785          5,970

INCOME TAXES                                969          2,180
                                        _______        _______

NET EARNINGS                            $ 1,816        $ 3,790
                                        =======        =======
WEIGHTED AVERAGE NUMBER OF SHARES
  OUTSTANDING                             6,307          6,347
                                        =======        =======

EARNINGS PER SHARE                      $  0.29        $  0.60
                                        =======        =======



See notes to condensed consolidated financial statements.

SEVENSON ENVIRONMENTAL SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE-MONTH PERIODS ENDED SEPTEMBER 30, 1996 AND 1995 - (UNAUDITED)
(IN THOUSANDS)
_________________________________________________________________


                                          1996           1995
CASH FLOWS FROM OPERATING ACTIVITIES:
  Cash receipts from customers          $ 60,133       $ 66,773
  Cash payments to subcontractors,
     suppliers and employees             (51,446)       (59,584)
  Interest received                        1,565          1,731
  Interest paid                             (156)          (152)
  Taxes paid                                (768)        (3,313)
  Tax refunds received                        77            154
                                        ________       ________
     Net cash provided by operating
       activities                          9,405          5,609
                                        ________       ________

CASH FLOWS FROM INVESTING ACTIVITIES:
  Marketable securities activity          (2,349)        (2,711)
  Capital expenditures                    (3,377)        (4,885)
  Proceeds from sale of property and
     equipment                                 0              6
                                        ________       ________
     Net cash (used in) investing         (5,726)        (7,590)
     activities                         ________       ________

CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payments of debt                (548)             0
  Debt proceeds                               26             38
  Exercise of stock options                   31             80
  Acquisition of treasury stock             (709)             0
  Dividends paid                            (972)          (976)
                                        ________       ________

     Net cash (used in) financing         (2,172)          (858)
       activities                       ________       ________

NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                         1,507         (2,839)

CASH AND CASH EQUIVALENTS,
  BEGINNING OF PERIOD                      4,226          3,226
                                        ________       ________
CASH AND CASH EQUIVALENTS,
  END OF PERIOD                         $  5,733       $    387
                                        ========       ========


See notes to condensed consolidated financial statements.

                                                      (Continued)

SEVENSON ENVIRONMENTAL SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE-MONTH PERIODS ENDED SEPTEMBER 30, 1996 AND 1995 - (UNAUDITED)
(IN THOUSANDS)
_________________________________________________________________


                                          1996           1995
RECONCILIATION OF NET EARNINGS TO NET
  CASH PROVIDED BY OPERATING
  ACTIVITIES:
  Net earnings                          $ 4,284        $ 8,099
  Adjustments to reconcile:
     Depreciation and amortization        1,850          1,447
     Increase in cash value of life
       insurance                           (120)          (120)
     (Gain) loss on sale of marketable
       securities                           (89)           227
     Provision for deferred income taxes    439            237
     Loss on sale of property and
       equipment                             25              6
  Change in assets and liabilities
     affecting cash flows:
     Accounts receivable                  2,392           (530)
     Material and supply inventories         (3)            27
     Costs and estimated earnings on
       contracts in progress in excess
       of related billings                 (386)        (3,602)
     Prepaid and refundable income taxes      0             84
     Prepaid expenses and other current
       assets                               185            113
     Other assets                          (498)           (74)
     Accounts payable                    (1,888)         2,515
     Compensation, payroll taxes and
       withholdings                        (158)           (89)
     Other current liabilities              582           (611)
     Amounts billed in excess of costs
       and estimated earnings on
       contracts in progress              1,778         (3,296)
     Income taxes                         1,012          1,176
                                        _______        _______
NET CASH PROVIDED BY OPERATING
  ACTIVITIES                            $ 9,405        $ 5,609
                                        =======        =======



See notes to condensed consolidated financial statements.


                                                      (Concluded)

SEVENSON ENVIRONMENTAL SERVICES, INC. AND SUBSIDIARIES


NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 1996 AND 1995
_________________________________________________________________



1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The accounting policies used in preparing these condensed consolidated financial statements are the same as those used in preparing the Company's consolidated financial statements for the year ended December 31, 1996.

     The foregoing condensed consolidated financial statements include all adjustments which are, in the opinion of management, necessary for a fair presentation. The interim results are not necessarily indicative of the results which may be expected for a full year.


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




                       *  *  *  *  *  *

ITEM 2 -  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

          Company third quarter revenues were $23,374,000, or 21% lower than last year's record third quarter revenues of $29,428,00. Lower backlog at the beginning of the quarter - $52.6 million versus $61.6 million at the beginning of last year's third - was the principal factor causing revenues to be lower. Backlog at the beginning of the quarter was lower due to the effects of the government's suspension of Superfund contract awards during last year's budget impasse, Congress's inability to reauthorize Superfund, delays in private sector cleanup projects, and increased competition for available projects brought on by the foregoing factors. Backlog at the end of the quarter, however, was higher at $65.6 million versus $57.8 million at the same time last year. This increase reflects moderate improvement in competitive pressures since earlier in the year.

          Gross margin (revenues less direct costs) percentage for the quarter was 25.3% compared to 27.8% for last year's third quarter. The slight decline in gross margin percentage reflects the adverse competitive conditions mentioned above. The Company considers gross margin at these levels to be within the normal range.

          Indirect costs were $1,341,000 compared to $1,006,000 in the third quarter last year. The 33% increase was due principally to a reserve taken against insurance expense. The reserve is for an anticipated additional insurance premium charge under the Company's retrospectively rated insurance policies due to an accident which injured a Company employee. Depreciation expense was also higher due to increases in the Company's fleet of field equipment and vehicles.

          Selling, general and administrative (SG&A) expense for the quarter was $2,265,000, or 26% higher than last year's third quarter SG&A expense of $1,791,000. Increases occurred in most SG&A expense categories. The single largest increase occurred in the expense of the Company's self-insured employee health insurance program. Increases also occurred in government contracting related expenses, business development expenses and professional fees.

          Third quarter interest income as $489,000 as compared to $611,000 in the same period last year. The decrease was due principally to lower interest rates.

          The effective tax rate for the quarter was 34.8%. For the third quarter last year the effective tax rate was 36.5%.
The lower effective tax rate this year reflects this year's lower earnings from operations and the correspondingly higher proportion of tax exempt interest earnings in earnings before income taxes.

LIQUIDITY AND CAPITAL RESOURCES

          Net cash provided by operations in the nine-month period was $9,405,000 versus $5,609,000 in the same period last year. Cash receipts from customers decreased 10% from $66,773,000 last year to $60,133,000 this year. However, cash payments to subcontractors and others decreased 14% to $51,446,000 from $59,584,000 last year. Taxes paid decreased from $3,313,000 last year to $768,000. The net result of all operating activities cash flows was a $3,796,000 increase in cash in-flow during the period versus the same period last year.

          Net cash used in investing activities was $5,726,000 versus $7,590,000 in the same period last year. The change was due principally to decreased capital expenditures for equipment. Last year the Company purchased equipment to support its expanding dewatering and water treatment operations and to meet the needs of increased operations generally. This year's slower operating activities created less of a demand for new equipment. However, the Company did continue to upgrade and expand its fleet of equipment and vehicles to meet current and anticipated needs. The Company plans to continue to upgrade its fleet by replacing older equipment and by adding equipment which suits its evolving needs.

          As of September 30, 1996, the Company had working capital of $65,844,000, including $52,759,000 in cash and marketable securities. The Company believes that its existing funds and cash generated by operations will be sufficient to meet all working capital and capital investment needs for the foreseeable future.

          The Company has available from a bank a $20 million line of credit for stand-by letters of credit secured by marketable securities and a $5 million unsecured working capital line of credit. As of September 30, 1996, there were no outstanding letters of credit or borrowing against these lines.

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

          Item 3    Defaults Upon Senior Securities
                         Not Applicable

          Item 4    Submission of Matters to a Vote of Security
                    Holders
                         Not Applicable

          Item 5    Other Information
                         Not Applicable

          Item 6    Exhibits and Reports on 8-K
                    (a)  Exhibits:  None required.
                    (b)  Reports on Form 8-K:  None required.


                         No reports on Form 8-K have been filed
                         during the quarter (13 weeks) ended
                         September 30, 1996.




                           SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated:  November 7, 1996

                         SEVENSON ENVIRONMENTAL SERVICES, INC.


                         /s/ William J. McDermott
                             William J. McDermott
                             Vice President, Secretary and
                             Chief Financial Officer