Form 10-K
period 1996-12-31
SEVENSON ENVIRONMENTAL SERVICES INC
filed 1997-03-28
CIK 846976

SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, DC  20549

                            FORM 10-K

             ANNUAL REPORT UNDER SECTION 13 OR 15(d)
           OF THE SECURITIES AND EXCHANGE ACT OF 1934

           For the Fiscal Year Ended December 31, 1996


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

                          Common Stock
                        (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                Yes [ X ]       No [   ]


                Exhibit Index appears on Page 22

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements or incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of March 18, 1997, 1,604,425 shares of Common Stock were outstanding, and the aggregate market value (based on the average bid and asked price quoted on the Nasdaq National Market tier of The Nasdaq Stock Market on March 18, 1997) of the Common Stock held by non-affiliates was approximately $26.7 million. As of the same date, 4,702,975 shares of Class B Common Stock were outstanding.


  ------------------------------------------------------------

               DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement for its 1997 Annual
Meeting of Shareholders and 1996 Annual Report to Stockholders are incorporated by reference into Part III hereof.

                             PART I


ITEM 1.   BUSINESS

General

Sevenson provides a comprehensive range of field services for the remediation of sites and facilities contaminated by hazardous materials ("site remediation"). These services include on-site treatment, containment, and excavation and removal of contaminated materials. The Company also decontaminates, demolishes and closes contaminated industrial facilities and provides industrial cleaning services. Sevenson has performed site remediation field services since 1979, when it was selected as the principal contractor for the remediation of the Love Canal site in Niagara Falls, New York. The Company's strategy has been to capitalize on its extensive hazardous waste site remediation experience. The Company believes that it is one of only a few companies in the country with such a high degree of expertise in site remediation services. The Company does not own or operate off-site transportation, storage or hazardous waste disposal facilities. When required, the Company sub-contracts with licensed third parties for these services.

Since its inception, the Company has been successful in marketing its services to both private and public sector customers. The following table summarizes revenue contribution from these customers during the last three years:

Contract Revenues             Years Ended December 31,
(In Millions)            1996           1995         1994

Public Sector            $26.0 (30%)   $17.7 (17%)   $15.4 (20%)
Private Sector           $59.7 (70%)   $84.8 (83%)   $62.0 (80%)
                         _______________________________________
Total                    $85.7        $102.5         $77.4


The Company's customers include major industrial corporations and government agencies. Since entering the business in 1979, the Company has performed over 600 contracts including contracts at 67 Superfund sites. The Company has been able to generate profit margins in its public sector contracts generally comparable to margins obtained in its private sector business.

In performing its services, Sevenson emphasizes safety, quality control and cost control. The Company performs most remedial work with its own employees and equipment, which allows it to maintain a high degree of control over its operations.

The Company's operations are conducted in the eastern United States, principally in the Northeast. It currently operates through offices in Niagara Falls, New York, Delmont (Pittsburgh),
 Pennsylvania, Chadds Ford (Philadelphia), Pennsylvania, Munster (Chicago, Illinois), Indiana and Baton Rouge, Louisiana. The operations of Waste Stream Technology Inc., the Company's bioremediation subsidiary, are conducted at office, laboratory and shop facilities in Buffalo, New York.

The Remediation Process

A remediation process consists of three phases; site assessment, remedial design, and, finally, field cleanup operations. The site assessment phase is largely investigative, involving a detailed evaluation of the hazardous waste problem and the consideration of alternative solutions. The remedial design phase involves the preparation of a detailed remediation plan for the chosen solution. The third phase is the field implementation of the site remediation plan, which can include on-site treatment, containment, and excavation and removal of contaminated materials.

By concentrating its efforts on the third phase, field implementation of site remediation plans, the Company draws on project management expertise derived from over 18 years of hazardous waste site remediation experience. The Company believes that this expertise enables it to accurately assess the costs and risks of site remediation projects and that its experience and reputation for safe and timely completion of such projects give it a competitive advantage in site remediation, especially for large and difficult projects.

While some firms in the environmental business offer services in more than one phase of the remediation process, the Company has chosen to focus on field cleanup operations. Sevenson believes that business opportunities in site remediation are growing in response to continuing, broad-based public support for the actual cleanup of sites versus the protracted study and litigation which characterized the remediation process for much of its history.

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

After enactment of Superfund in the early 1980's, the Environmental Protection Agency "(EPA"), focused on identifying and analyzing hazardous waste sites and stabilizing those representing an imminent danger to the general public. Superfund authorized the expenditure of $1.6 billion dollars to comply with these goals. In 1986, SARA provided an additional $9 billion dollars of funding and identified specific objectives for site remediation from 1986 to 1991. Superfund had been extended through September 1995. Further authorization of Superfund is currently pending in Congress. The Superfund program, other regulatory programs at the federal and state levels and pressure from Congress and the general public for cleanup of hazardous waste sites sustain demand for site remediation services.

According to the EPA, there are over 1200 existing and proposed sites on the EPA's National Priorities List ("NPL"); cleanup has been completed at approximately 400 of those sites. As more hazardous waste sites move out of the study and design phases of the remediation process, the demand for site remediation services will increase.

Private sector expenditures for site remediation result in part from federal, state and local government efforts to force potentially responsible parties ("PRPs") to address and fund the remediation of contaminated sites. PRPs often take responsibility for the remediation process in an effort to control and minimize their liability. If the PRPs are not identifiable or decline to accept responsibility for a site, federal or state government agencies may fund the project directly and take legal action against the identifiable PRPs for recovery of expenses and damages. Also, efforts during 1997 to finalize the regulations for the RCRA Corrective Action Program, which addresses the clean-up of active manufacturing facilities, should result in more private sector clean-up projects. However, there can be no assurance that these regulations will be finalized on this schedule and, if finalized, how many clean-up projects may result.

Company Services

The Company's site remediation field services include on-site treatment, containment, and excavation and removal of contaminated materials and the decontamination and demolition of closed industrial plants. The Company provides an individual service or a combination of these services in a specific remediation project, as required.

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

Excavation and Removal. Excavation and removal involves the excavation of contaminated materials for containment, on-site treatment or off-site disposal. When off-site disposal is required, the Company subcontracts with licensed third parties for the transportation of the material for off-site disposal. As part of its quality control program, the Company regularly samples and analyzes excavated materials to verify that the contaminants are consistent with those identified in the remediation plan. In an effort to minimize liability exposure associated with the transportation and disposal of hazardous materials, the Company's policy is not to sign manifests, which must accompany the shipments of hazardous materials, as the generator of the materials.

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

Brownfields

The Brownfields business is the acquisition, cleanup and disposition for profit of a contaminated site. Since 1995 the Company has been exploring opportunities in this business. In the second half of 1996 the Company acquired interests in two Brownfield sites which are currently under cleanup.

Operations

Project Management. At the proposal stage, each major project is assigned to one of the Company's six Operations Divisions. Project proposals are prepared under the supervision of the Operations Division Manager by estimators who have broad experience in project management and field operations, and who are knowledgeable in assessing the cost and time frame required to complete a project. Estimators work with field and technical personnel on an ongoing basis to keep current on changes in the Company's capabilities. When a contract is obtained, the project is assigned a project manager who maintains overall project responsibility, a project engineer who tracks progress and is responsible for quality control, a superintendent who is responsible for all field operations and a safety officer who is responsible for implementing the site safety plan. Field production and related costs are monitored daily by the project
engineer and project manager.   On a weekly basis such costs are
reviewed by the Operations Division Manager and compared against the original project budgets.

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

Marketing

The Company markets its services nationwide with a concentration in the Northeast and Midwest.

The Company's marketing activities are primarily conducted by senior technical and management professionals. They are responsible for contacting appropriate representatives of corporations known to have specific environmental problems and maintaining communication with consulting engineering firms, analytical laboratories and specialty contractors as a source of potential new business. The Company also participates in industrial and hazardous waste trade shows.

In the public sector, the Company monitors government contract procurements and responds to requests for proposals for competitive bids. Approximately 87%, 86% and 77% of revenues for 1996, 1995 and 1994, respectively, were the result of work awarded on the basis of competitive bids in both the public and private sectors.

Customers

The Company's two largest customers in 1996 accounted for 22% and 22% of 1996 revenues. The Company's largest customer in 1995 accounted for 23% of 1995 revenues. The Company's four largest customers in 1994 accounted for 25%, 23%, 16% and 12% of 1994 revenues. No other customer accounted for more than 10% of total revenues in any of the three years in the period ended
December 31, 1996. Because of the nature of the Company's business, which involves large, discrete contracts often completed within one year, customers that account for a significant portion of revenue in one year may represent an immaterial portion of revenue in subsequent years. The Company believes that the loss of the United States government as a customer would have a material adverse effect on its business.

Backlog

On February 28, 1997, the Company had an estimated backlog of work under contracts believed to be firm of approximately $62.0 million, as compared with an estimated backlog of approximately $58.5 million and $63.0 million on February 28, 1996 and February 28, 1995, respectively.

The value of backlog is subject to change as the scope of work on projects changes. Customers generally retain the right to change the scope of work or projects and to receive an appropriate increase or decrease in the contract price. Government agencies always, and private sector customers usually, retain the right to terminate contracts with the Company at any time, with or without cause. As a result, substantially all of the Company's backlog of $62.0 million at February 28, 1997 is subject to such right of termination.

The Company believes that backlog is not necessarily indicative of revenues to be earned by the Company in the current year or subsequent periods.

Insurance and Bonding

The Company currently has liability insurance policies with aggregate limits of $17 million. These policies contain standard exclusions, including exclusions of claims arising out of actual, alleged or threatened discharge, dispersal or release of pollutants. Some projects require the Company to purchase a policy of pollution liability insurance for the project. The

Company has been able to purchase such policies on all projects which have required them.

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

Some of the Company's competitors possess certain hazardous materials capabilities which the Company does not possess, including professional engineering services, certain laboratory capabilities, and off-site transportation, storage and disposal capabilities. The Company uses third-party subcontractors when required to provide these capabilities, but the broader capabilities of some of the Company's competitors may give them an advantage in obtaining certain types of projects.

The Company believes the principal competitive factors in the site remediation industry are price, reputation, experience, technical proficiency and surety bonding capability. The Company believes it effectively competes on the basis of these factors.

Regulation

General. The Company's customers, including federal and state governments and owners and operators of contaminated sites and facilities and other parties responsible for facility and site cleanup, are subject to extensive and evolving environmental laws and regulations administered by the EPA and various other federal, state and local environmental, safety and health agencies and authorities. These laws contribute to the demand for the Company's services. Although the Company's customers remain responsible by law for their environmental problems, the Company must itself comply with the requirements of those laws applicable to its services. The Company believes it is in substantial compliance with all federal, state and local laws and regulations governing its business.

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

Superfund. The Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("Superfund") generally addresses the cleanup of sites at which hazardous substances are located and have been released or are threatened to be released into the environment. Superfund generally imposes joint and several liability costs of cleanup and damages to natural resources upon: (a) certain owners or operators of hazardous waste sites; (b) any person who arranged for the disposal, transport or treatment by any other party of hazardous substances owned or possessed by such person; and (c) certain transporters of hazardous substances. In addition, under the authority of Superfund and its implementing regulations, detailed requirements apply to the manner and degree of remediation of facilities and sites where hazardous substances have been or are threatened to be released into the environment.

Among other things, Superfund authorizes the federal government either to remediate NPL-listed sites at which hazardous substances were disposed of and have been or are threatened to be released into the environment or to order, or offer an opportunity to, persons potentially liable for the hazardous substances to do so. Superfund requires the EPA to establish a National Priorities List ("NPL") of certain sites at which hazardous substances have been or are threatened to be released and which require investigation or cleanup.

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

Other. The Company's services could be subject to other federal environmental protection laws, including, without limitation, The Clean Water Act, The Clean Air Act, the Toxic Substances Control Act and RCRA. Many states have adopted laws for the protection of the environment which may affect the Company, including laws governing the generation, handling, transportation and disposition of hazardous substances, and laws governing investigation and cleanup of, and liability for, contaminated sites. Some of the state provisions are broader and more stringent than federal law and regulations. In addition, the Company is subject to the federal Occupational Safety and Health Act which imposes requirements for employee safety and health. The failure of the Company to conform its services to the requirements of other applicable federal, state or common laws could subject the Company to liabilities which could have a material adverse effect on the Company's business. In addition, the Company cannot predict the extent to which it may be affected by any law that may be enacted or enforced in the future, or by new interpretations of existing laws.

Employees

As of March 18, 1997, the Company had 233 full-time employees of whom 13 were officers, 67 were project management, engineering and estimating personnel, 39 were scientists and technical personnel, 7 were in business development and marketing, 35 were administrative personnel and 72 were field and shop personnel. In addition, the Company employs approximately from 150 to 200 field workers at any given time on an as-needed basis. To date the Company has not experienced difficulty in attracting and retaining qualified personnel and does not expect difficulty in the foreseeable future.

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

The following table summarizes the location and character of all significant property owned or leased by the Company as of February 28, 1997:

Property              Location            Square Footage  Lease Expiration
Headquarters, shop
and yard facilities   Niagara Falls, NY        55,000     Owned
Office                Delmont, PA               3,000     Owned
Office                Chadds Ford, PA           4,600     July 31, 1997
Office                Baton Rouge, LA             400     Month-to-Month
Office                Munster, IN               2,050     November 30, 1999

Waste Stream          Buffalo, NY              52,000     Owned
Technology Inc.,
office, laboratory
and shop


ITEM 3.   LEGAL PROCEEDINGS

No material legal proceedings to which the Company is a party are pending, and the Company knows of no legal proceedings pending or judgments entered against any director or officer of the Company in his or her capacity as such.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.


                EXECUTIVE OFFICERS OF THE COMPANY

The executive officers of the Company and their respective ages and positions with the Company are as follows:

     Name             Age            Title

Michael A. Elia       45   President, Chief Executive Officer and
                           Director

Laurence A. Elia      46   Vice President and Director

Richard A. Elia       43   Executive Vice President and Director

William J. McDermott  47   Vice President-Finance, Secretary and
                           Director

Dena M. Armstrong     39   Treasurer, Assistant Vice President-
                           Finance and Director

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

William J. McDermott has served as Vice President-Finance of the Company since 1986. Prior to 1986 he served as legal counsel with the Company. He received his J.D. and B.S. (Civil
Engineering) degrees from the State University of New York at Buffalo. He is a member of the New York State Bar.

Dena M. Armstrong joined the Company in 1975.   Since 1982 she
has served as Assistant Vice President-Finance. She received her B.S. degree from Niagara University.

Michael, Laurence and Richard Elia are brothers; Dena M.
Armstrong is their cousin.

                             PART II


ITEM 5.   MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS

(a) Market Information. Trading in the Company's Common Stock is reported on the Nasdaq National Market tier of The Nasdaq
Stock Market under the symbol "SEVN". There is no market for the Company's Class B Common Stock.

The following table sets forth the high and low price of the Company's Common Stock as reported on the Nasdaq National Market tier of The Nasdaq Stock Market for the periods indicated:

     YEAR      QUARTER        HIGH      LOW

     1         4th Quarter    18 1/4    15 1/4
     9         3rd Quarter    18 1/4    15 1/4
     9         2nd Quarter    20 1/2    15 3/4
     6         1st Quarter    19 1/4    15 1/2
     _________________________________________

     1         4th Quarter    19        16 1/2
     9         3rd Quarter    22        17
     9         2nd Quarter    19 1/2    15 3/4
     5         1st Quarter    16 3/4    15 1/4
     _________________________________________

     1         4th Quarter    19 1/4    15 3/4
     9         3rd Quarter    19 1/2    17 3/4
     9         2nd Quarter    19 1/4    16 3/4
     4         1st Quarter    18 1/4    15


(b) Approximate Number of Holders of Each Class of Common Stock. As of March 18, 1997, 1,604,425 shares of the Company's Common Stock were outstanding and the number of holders of record of that class on that date was 60. Because a substantial number of shares of the Company's Common Stock are held in street name, the Company believes that the number of beneficial owners of its Common Stock exceeds 800. As of the same date, there were 4,702,975 shares of the Company's Class B Common Stock outstanding which were held by five stockholders or trusts for their minor children.

(c) Dividends. Since the third quarter of 1994 the Company has paid a regular quarterly dividend of 5 1/2 cents per share of Common Stock and 5 cents per share of Class B Common Stock.


ITEM 6.   SELECTED FINANCIAL DATA

The information included under the caption "Five Year Selected
Financial Data" on page 5 of the Sevenson Environmental Services,
Inc. 1996 Annual Report to Stockholders is incorporated herein by reference.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

"Management's Discussion and Analysis" on pages 6 through 8 of the Sevenson Environmental Services, Inc. 1996 Annual Report to
Stockholders is incorporated herein by reference.


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Consolidated Balance Sheets of the Company and its subsidiaries at December 31, 1996 and 1995, and the related Consolidated Statements of Earnings, Stockholders' Equity and Cash Flows for each of the three years in the period ended December 31, 1996, together with the report thereon of Deloitte & Touche LLP dated February 7, 1997, are contained on pages 9 through 23 of the Sevenson Environmental Services, Inc. 1996 Annual Report to Stockholders and are incorporated herein by reference. Supplementary quarterly financial information contained on page 22 under "Quarterly Results" is incorporated herein by reference.

With the exception of the aforementioned information and the information incorporated by reference in Items 6 and 7, the Annual Report to Stockholders is not to be deemed filed as part of this Annual Report on Form 10-K.


ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

                            PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information regarding Directors is contained under the caption "Election of Directors" in the Company's definitive Proxy Statement involving the election of directors at its 1997 Annual Meeting of Stockholders which the Company will file with the Securities and Exchange Commission pursuant to Schedule 14A under the Securities Exchange Act of 1934, as amended, not later than 120 days after December 31, 1996 and is incorporated herein by reference. Information related to Executive Officers of the Company appears on page 13 of this Annual Report on Form 10-K.


ITEM 11.  EXECUTIVE COMPENSATION

This information is contained under the captions "Executive Compensation, "Compensation Committee Interlocks and Insider Participation" and "Five-Year Stockholder Return Comparison" in the Company's definitive Proxy Statement related to its 1997 Annual Meeting of Stockholders and is incorporated herein by reference.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

This information is contained under the caption "Security
Ownership of Management and Principal Stockholders" in the Company's definitive Proxy Statement related to its 1997 Annual
Meeting of Stockholders and is incorporated herein by reference.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

This information is contained under the caption "Certain
Transactions" in the Company's definitive Proxy Statement related to its 1997 Annual Meeting of Stockholders and is incorporated herein by reference.

                             PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
          FORM 8-K

(a)  The following documents are filed as part of this report:

     1. The financial statements and report of independent public accountants set forth on pages 9 through 23 of the Sevenson Environmental Services, Inc. 1996 Annual Report to Stockholders are incorporated by reference into this Annual Report on Form 10-K.

     2.   Financial statement schedules.

          The following financial statement schedules should be read in conjunction with the financial statements incorporated by reference in Item 8 of this Form 10-K
          Annual Report:

                                                            Page
          Independent Auditor's Report on
          Schedules.......................................  19

          Valuation and Qualifying Accounts...............  20

          Schedules other than those listed above are omitted because of the absence of the conditions under which they are required or because the information called for is included in financial statements or notes thereto.

     3.   Exhibits -- See the Exhibit Index on page 22 of this
          Annual Report on Form 10-K.

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

(b) Reports on Form 8-K. No reports on Form 8-K were filed by the Company during the last quarter of its fiscal year ended
     December 31, 1996.

(c)  Exhibits Filed.  See Item 14(a)(3) above.

(d)  Financial Statement Schedules.  See Item 14(a)(2) above.

INDEPENDENT AUDITORS' REPORT ON SCHEDULES


We have audited the consolidated financial statements of Sevenson Environmental Services, Inc. and subsidiaries as of December 31, 1996 and 1995, and for each of the three years in the period ended December 31, 1996, and have issued our report thereon dated February 7, 1997; such consolidated financial statements and report are included in your 1996 Annual Report to Stockholders and are incorporated herein by reference. Our audits also included the financial statement schedule of Sevenson Environmental Services, Inc. and subsidiaries, listed in Item 14. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.



Deloitte and Touche LLP
Buffalo, New York
February 7, 1997

SEVENSON ENVIRONMENTAL SERVICES, INC.                                 SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS
____________________________________________



     COLUMN A       COLUMN B                COLUMN C             COLUMN D    COLUMN E

                                            Additions
                                   ___________________________
Description         Balance at     Charged to
                    Beginning      Cost and     Charged to       Deductions  Balance at
                    of Period      Expenses     Other Accounts   Describe    End of Period

Allowance for
doubtful accounts
1994                $108,099          $0               $0        $67,524(1)    $40,575
1995                  40,575           0                0              0        40,575
1996                  40,575           0                0              0        40,575


(1)  Accounts written off net of collections on accounts receivable previously written off.



                           SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 18th day of March, 1997.


                    SEVENSON ENVIRONMENTAL SERVICES, INC.


                    /s/ William J. McDermott
                    ______________________________________
                              William J. McDermott
                    Vice President and Chief Financial Officer



Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report has been signed on the 18th day of March, 1996 by the following persons in the capacities indicated:



   /s/ Michael A. Elia                     /s/ Arthur A. Elia
Michael A. Elia, Director and President      Arthur A. Elia, Director
       (Chief Executive Officer)


   /s/ Richard A. Elia                     /s/ Laurence A. Elia
Richard A. Elia, Director and Executive      Laurence A. Elia, Director and
         Vice President                            Vice President


   /s/ William J. McDermott                /s/ Dena M. Armstrong
William J. McDermott, Director, Vice         Dena M. Armstrong, Director,
    President and Secretary                    Treasurer and Assistant
     (Chief Financial Officer)                    Vice President



   /s/ Joseph J. Castiglia                 /s/ Robert S. Kelso
    Joseph J. Castiglia, Director            Robert S. Kelso, Director

                          EXHIBIT INDEX


Exhibit No.

3.1*      Certificate of Incorporation
3.2*      By-Laws.
9** Voting Agreement dated April 3, 1989 among Michael A. Elia, Laurence A. Elia, Richard A. Elia, Alan Elia, Jr., and William J. McDermott.
10.2* Agreement dated October 30,1981 between the Company and the Arthur A. Elia Trust, as amended and promissory note in the principal amounts of $1,000.000.
10.3* Agreement dated October 30, 1981 between the Company and the Alan R. Elia Trust, as amended, and promissory note in the principal amount of $1,000,000.
10.5** Stockholders Agreement dated April 3, 1989 among the Company, Michael A. Elia, Laurence A. Elia, Richard A. Elia, Alan Elia, Jr., and William J. McDermott.
10.6* Agreement dated as of January 1, 1988 between the Company and SCC Contracting, Inc.
10.7* Agreement dated as of May 1, 1988, among the Company, SCC Contracting, Inc. and Sevenson Hotel Associates, Inc.
10.8** Tax Indemnity Agreement dated April 1, 1989 among the Company, Sevenson Environmental Ltd., SCC Contracting, Inc., Michael A. Elia, Laurence A. Elia, Richard A. Elia, Alan Elia, Jr., and William J. McDermott.
10.9* Indemnity Agreement dated April 17, 1989 among the Company, Sevenson Environmental Ltd., SCC Contracting, Inc., Albert Elia Building Company, Inc., Afore, Inc., Michael A. Elia, Laurence A. Elia, Richard A. Elia, Alan Elia, Jr., and William J. McDermott.
10.10* Split Dollar Insurance Agreement, dated March 1, 1984 between the Company and Michael A. Elia.
10.11* Split Dollar Insurance Agreement, dated March 1, 1984 between the Company and Laurence A. Elia.
10.12* Split Dollar Insurance Agreement, dated March 1, 1984, between the Company and Richard A. Elia.
10.13* Split Dollar Insurance Agreement, dated March 1, 1984, between the Company and William J. McDermott.
10.14*    Sevenson Environmental Services, Inc. Pension Plan.
10.15*    Sevenson Environmental Services, Inc. Profit Sharing
          Plan.
10.16*    1989 Sevenson Environmental Services, Inc. Incentive
          Stock Plan.
10.17** Option Agreement dated April 17, 1989 between the Company and Alan R. Elia, Sr.
13 Sevenson Environmental Services, Inc.'s 1996 Annual Report to Stockholders (such report, except for those portions thereof which are expressly incorporated by reference in this Form 10-K Annual Report, is furnished for the information of the Commission and is not to be deemed "filed" as part of the Form 10-K).

21        Subsidiaries of the Registrant.
27        Financial Data Schedule.


________________________

* Incorporated by reference to the same exhibit numbers in the Company's registration statement on Form S-1 (File No.
     33-27287) dated April 18, 1989.

** Incorporated by reference to the same exhibit numbers in the Company's Form 10-K Annual Report for the fiscal year ended
     December 31, 1990 (File No. 0-17536).

                           EXHIBIT 13


               1996 Annual Report to Stockholders

Five-Year Selected Financial Data (In thousands, except per share amounts)

                                       Years Ended December 31,
___________________________________________________________________________
                               1996     1995      1994      1993      1992
___________________________________________________________________________
INCOME STATEMENT DATA:
  Revenue                   $ 85,749  $102,472   $77,654   $69,176  $69,010
  Earnings from Operations     6,946    13,851    11,524     9,831    7,717
  Net Earnings:
  Continuing Operations        6,282    10,119     9,005     6,775    5,576
  Discontinued Operations         --        --        --        --     (220)
  Total                        6,282    10,119     9,005     6,775    5,356
___________________________________________________________________________
Earnings (Loss) Per Share:
  Continuing Operations     $    .99   $  1.60   $  1.42   $  1.07  $   .87
  Discontinued Operations         --        --        --        --     (.04)
                            _______________________________________________

                            $    .99   $  1.60   $  1.42   $  1.07  $   .83
___________________________________________________________________________

BALANCE SHEET DATA:
DECEMBER 31
Working Capital             $ 65,738   $64,777   $60,130   $52,592  $45,386
Total Assets                  97,085    93,281    87,625    71,766   64,505
Long-Term Debt (including
 current maturities)           2,331     2,749     2,000     2,000    2,229
Stockholders' Equity          80,135    75,715    66,240    57,920   51,152
___________________________________________________________________________





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

                                    Years Ended December 31,
                                    ________________________
                                    1996     1995     1994

Revenue........................     100.0%   100.0%   100.0%
Gross Profit...................      23.7     24.5     27.8
Indirect Costs.................       4.5      2.5      3.4
Selling, General &
 Administrative Expenses.......      11.2      8.4      9.6
Earnings from Operations.......       8.1     13.5     14.8
Earnings Before Income
 Taxes.........................      10.9     15.6     18.0
Earnings from Continuing
 Operations....................       7.3      9.9     11.6

1996 Versus 1995 - Revenue for 1996 was $85.7 million, a 16% decline from 1995's revenue of $102.5 million. Revenue was lower due to difficulty the Company and the industry in general experienced in obtaining new contracts during a period which extended from the third quarter of 1995 into the second quarter of 1996. This difficulty was chiefly due to delays in awards of federally-funded projects associated with the federal budget impasse of that period. The impasse directly affected federal contracts which the Company was anticipating and indirectly affected privately funded cleanup projects by causing an increase in competition for those projects. As the year progressed, conditions gradually improved and the Company experienced greater success in securing contracts. By the end of the year the Company had secured a record $107 million in new contracts or additions to existing contracts and had a contract backlog of $64.9 million, which was also a record. This favorable trend has continued into the first quarter of 1997.

Gross profit (revenues less direct cost) as a percentage of revenue was slightly lower at 23.7% compared to 24.5% in 1995. Gross margin varies from project to project dependent upon the nature of the project, competition and operational factors, all of which are unique to a given project. Despite much wider variation in gross margin between individual projects, the Company has found that its overall gross margin for a year has historically fallen in the range of 20 to 30%. Thus, the Company considers the annual gross margin achieved in 1996 and in the two previous years to be within the normal range. The decline in gross margin percentage in 1996 from the two previous years is attributed to the above-mentioned increase in competition for privately funded projects and to the fact that revenue from larger projects, which have higher margins, constituted a lower percentage of total revenue than in the previous two years.

Indirect costs were up substantially, increasing 46% to $3.8 million from $2.6 million in 1995. The largest increase occurred in equipment depreciation expense, which accounted for over one-third of the total increase. Other significant increases occurred in equipment-related expense and in insurance expense. Higher equipment-related expenses were incurred in servicing the Company's larger fleet of equipment and in rental of specialized equipment necessary to service certain projects. Insurance expense was higher due to a reserve for an accident involving an employee.

Selling, general and administrative expense increased 12% to $9.6 million from $8.6 million in 1995. Increases occurred in virtually all categories despite lower revenue. A majority of the increase occurred in categories which are mostly unrelated to the level of current operations, such as professional fees and health insurance expense. Significant increases also occurred in business development and acquisition-related categories, which also do not correlate directly with current operations (but can, as in 1996, correlate with new business as evidenced by the Company's record backlog at year end).

Interest income was down 4% to $2.2 million from $2.3 million.
The decrease was due to lower interest rates and lower invested balances.

The effective tax rate was 32.8% versus 36.6% for 1995. The lower effective rate was chiefly due to lower earnings from operations as a percentage of pre-tax earnings versus interest income. Interest income consists primarily of tax-exempt and dividend income which have a lower effective tax rate.


1995 Versus 1994 - 1995 revenue was a record $102.5 million, exceeding by 32% 1994's revenue of $77.7 million, which was the previous record. The Company began 1995 with a record backlog of $58 million. Favorable weather conditions in the first and second quarters of that year allowed the Company to maintain operations at sites which in a more normal year would have been suspended due to weather. The combined effects of higher backlog and favorable weather permitted the Company to achieve record revenue in the first two quarters. Momentum from those quarters was carried into the third and fourth quarters, and was fed by the Company's receipt of a succession of new projects and additions to existing ones. The cumulative effect was to push total revenues for 1995 to a record level.

With 1995's surge in revenue, the Company consumed contract backlog at a record rate. The Company's goal is to replenish backlog at a rate equal to or greater than the consumption rate. During the third and fourth quarters, efforts to achieve this goal were hampered by uncertainties concerning the federal budget, halting progress in Congress's effort to reform and reauthorize the Superfund law, and delays in the letting of private sector projects the Company was expecting. Backlog at the end of 1995 was $43.6 million. Backlog at the end of 1994 was $58.4 million.

Gross profit as a percentage of revenue was 24.5% in 1995 versus 27.8% in 1994. In both years, higher profit margins on larger projects contributed significantly to overall profit margin, albeit not as much in 1995 as in 1994 when larger projects contributed more to revenue. The Company considers gross margin in the range of 20 to 30% to be normal.

Indirect costs were essentially the same in both years at $2.6 million. Depreciation and amortization expense was higher in 1995 ($1.9 million versus $1.5 million) due to $6.9 million in equipment purchases during that year. This was offset by higher credit adjustments to insurance expense and the reclassification of certain indirect expense to SG&A expense.

Selling, general and administrative expense for 1995 was $8.6 million versus $7.5 million in 1994. Expenses increased in all categories reflecting the Company's increased activity. One category, branch office expense, was up for that reason, and was increased further by the reclassification mentioned above.

Interest income was up 7% in 1995 to $2.3 million from $2.1 million the prior year due to higher invested balances and higher interest rates.

The effective tax rate for 1995 was 36.6% versus 35.7% for 1994. The higher rate was due to higher earnings from operations as a portion of pretax income versus tax exempt interest income.
Also, there is a higher statutory rate at 1995's level of taxable income.


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

1996                                                Net
Quarter                      Revenue               Earnings
________________________________________________________________
                                     (In thousands)

1st......................    $13,858               $   483
2nd......................     19,092                 1,985
3rd......................     23,374                 1,816
4th......................     29,425                 1,998

1995                                                 Net
Quarter                       Revenue               Earnings
________________________________________________________________
                                      (In thousands)

1st.......................   $19,862               $ 1,458
2nd.......................    24,980                 2,851
3rd.......................    29,428                 3,790
4th.......................    28,202                 2,020


Liquidity and Capital Resources - Despite lower revenue and profit versus 1995, net cash provided by operations in 1996 was $7.2 million or 38% higher than the $5.2 million in 1995. The increase was due to lower tax payments. Tax payments were lower due to lower operating profits and timing differences in payments.

Net cash used in investing activities was $7.5 million in 1996 versus $3.7 million in 1995. Investment of cash in marketable securities and proceeds from the sale of fixed assets accounted for the increase, offset in part by lower capital expenditures. Although capital expenditures were lower relative to 1995, at $5.4 million such expenditures were high by historical standards. Over the last two years the Company's capital expenditures have totaled $12.3 million versus a total of $4.5 million over the prior three year period (1994, 1993 and 1992). The level of future capital expenditures will depend on the nature, timing and volume of the Company's future business. The Company's policy has been to purchase rather than rent equipment when both an immediate and foreseeable future need for such equipment justifies purchase.

The Company paid a regular quarterly dividend of 5-1/2 cents per share of Common Stock and 5 cents per share of Class B Common
Stock.  Total dividends paid were $1.3 million.

During the year the Company repurchased 45,400 shares of Common
Stock at a cost of $709,000. The Board of Directors has authorized the repurchase of up to 500,000 shares of which 323,900 had been repurchased through December 31, 1996.

In 1995 the Board of Directors authorized the Company to pursue the business strategy of acquiring, cleaning-up and disposing of "Brownfield" sites, real property that is unmarketable or of substantially reduced value due to the presence of contamination. In 1996 the Company acquired interests in, and commenced the cleanup process at two Brownfield sites. The Company's investment to date in these sites is $2 million. The Company will invest further funds in the cleanup of these sites and intends to make further investments in the Brownfield redevelopment business. The Company's ultimate, total investment in this business will depend upon the Company's success in finding and acquiring suitable Brownfield sites.

On December 31, 1996, the Company had working capital of $65.7 million versus $64.8 million a year earlier. Working capital included $49.6 million in cash, cash equivalents and marketable securities. The Company expects that existing funds and cash generated by operations will be sufficient to meet all working capital and capital investment needs for the foreseeable future.

The Company has available from a bank a $5 million line of credit for stand-by letters of credit secured by marketable securities and a $5 million unsecured working capital line of credit. As of December 31, 1996, there were no outstanding letters of credit or borrowing against these lines.

SEVENSON ENVIRONMENTAL SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS
YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
(IN THOUSANDS, EXCEPT SHARE DATA)

                              1996           1995           1994

REVENUES (Note 11)       $   85,749     $  102,472     $   77,654
                         ----------     ----------     ----------

COSTS AND EXPENSES:
  Costs of contracts:
    Direct costs             65,389         77,413         56,050
    Indirect costs            3,828          2,596          2,605
  Selling, general and
  administrative              9,586          8,612          7,475
                         ----------     ----------     ----------
                             78,803         88,621         66,130
                         ----------     ----------     ----------

EARNINGS FROM OPERATIONS      6,946         13,851         11,524
                         ----------     ----------     ----------

OTHER:
  Interest income             2,168          2,255          2,111
  Interest expense             (206)          (205)         (220)
  Realized gain on sale of
  marketable securities         414             62            590
                         ----------     ----------     ----------
                              2,376          2,112          2,481
                         ----------     ----------     ----------

EARNINGS BEFORE INCOME
TAXES                         9,322         15,963         14,005

INCOME TAXES
(Notes 1 and 8)               3,040          5,844          5,000
                         ----------     ----------     ----------

NET EARNINGS             $    6,282     $   10,119     $    9,005
                         ==========     ==========     ==========

EARNINGS PER SHARE
(Note 1)                 $     0.99           1.60           1.42
                         ==========     ==========     ==========

WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING     6,316,369      6,344,458      6,334,400
                         ==========     ==========     ==========

CASH DIVIDENDS PER SHARE:
  Common Stock                 0.22           0.22           0.11
                         ==========     ==========     ==========

  Class B Common Stock         0.20           0.20           0.10
                         ==========     ==========     ==========
See notes to consolidated financial statements.

SEVENSON ENVIRONMENTAL SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1996 AND 1995
(IN THOUSANDS, EXCEPT SHARE DATA)

ASSETS                                       1996      1995

CURRENT ASSETS:
  Cash and cash equivalents (Note 1)         $ 1,472   $ 4,226
  Marketable securities (Note 2)              48,125    44,474
  Accounts receivable (Note 3)                24,635    26,593
  Costs and estimated earnings on
    contracts in progress in excess of
    related billings (Note 4)                  3,296     2,556
  Prepaid expenses and other current assets      705       846
  Deferred income taxes (Notes 1 and 8)          504       369
                                             _______   _______

    Total current assets                      78,737    79,064
                                             =======   =======

PROPERTY AND EQUIPMENT (Notes 1 and 5):
  Land                                           308       308
  Buildings and improvements                   3,413     2,878
  Construction and field equipment            15,697    14,197
  Vehicles                                     5,425     3,731
  Office furniture and equipment               1,622     1,393
                                             -------   -------
                                              26,465    22,507
Less accumulated depreciation                 12,269    10,379
                                             -------   -------
  Total property and equipment, net           14,196    12,128
                                             -------   -------

OTHER ASSETS                                   4,152     2,089
                                             -------   -------

TOTAL ASSETS                                 $97,085   $93,281
                                             =======   =======


See notes to consolidated financial statements.

SEVENSON ENVIRONMENTAL SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1996 AND 1995
(IN THOUSANDS, EXCEPT SHARE DATA)

LIABILITIES AND STOCKHOLDERS' EQUITY         1996      1995

CURRENT LIABILITIES:
  Accounts payable:
    Current                                  $ 7,696   $ 8,578
    Retentions                                   580       940
  Note payable - current (Note 6)                331       749
  Compensation, income taxes and other
    current liabilities (Note 8)               2,187       703
  Amounts billed in excess of costs and
    estimated earnings on contracts
    in progress (Note 4)                       2,205     3,299
                                             -------   -------
    Total current liabilities                 12,999    14,269
                                             -------   -------

DEFERRED INCOME TAXES (Notes 1 and 8)          1,951     1,297
                                             -------   -------

NOTES PAYABLE (Note 6)                         2,000     2,000
                                             -------   -------

STOCKHOLDERS' EQUITY (Notes 1, 7 and 10):
  Common Stock, $.10 par value:
    Authorized 12,000,000 shares,
    Issued 1,927,325 and 1,908,575 shares        193       191
  Class B Common Stock, $.10 par value:
    Authorized 8,000,000 shares,
    Issued 4,702,975 and 4,718,925 shares        470       472
  Preferred Stock, $.10 par value:
    Authorized 1,000,000 shares,
    Outstanding - none                             0         0
  Additional paid-in capital                  24,478    24,445
  Retained earnings                           58,455    53,468
                                             -------   -------
                                              83,596    78,576
  Treasury stock (323,900 and
    278,500 shares common stock, at cost)     (3,723)   (3,014)
                                             -------   -------
                                              79,873    75,562
  Unrealized gain on marketable
    securities, net of tax (Note 2)              357       248
  Cumulative translation adjustment              (95)      (95)
                                             -------   -------
    Total stockholders' equity                80,135    75,715
                                             -------   -------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY   $97,085   $93,281
                                             =======   =======

SEVENSON ENVIRONMENTAL SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
(IN THOUSANDS)
                                 1996        1995        1994

CASH FLOWS FROM OPERATING
ACTIVITIES:
  Cash receipts from customers   $ 85,814    $ 94,852  $ 73,610
  Cash payments to
   subcontractors, suppliers
   and employees                  (78,757)    (86,553)  (63,164)
  Interest received                 2,168       2,255     2,382
  Interest paid                      (206)       (205)     (220)
  Taxes paid                       (1,977)     (5,259)   (6,394)
  Tax refunds received                122          84        65
                                 ---------   ---------  --------
  Net cash provided by
   operating activities             7,164       5,174     6,279
                                 ---------   ---------  --------
CASH FLOWS FROM INVESTING
ACTIVITIES:
  Investments purchased           (42,006)    (26,868)  (52,053)
  Investments sold                 38,916      29,993    24,926
  Capital expenditures             (5,383)     (6,890)   (2,293)
  Change in notes receivable            1          (1)        3
  Proceeds from sale of
   fixed assets                       945          30       440
                                  --------    --------  --------
  Net cash used in
   investing activities            (7,527)     (3,736)  (28,977)
                                  --------    --------  --------
CASH FLOWS FROM FINANCING
ACTIVITIES:
  Debt proceeds                       331         749         0
  Principal payments of debt         (749)          0         0
  Proceeds from exercise of
   stock options                       31         110       225
  Acquisition of treasury stock      (709)          0         0
  Dividends paid                   (1,295)     (1,302)     (649)
                                  --------    --------  --------
  Net cash used in
   financing activities            (2,391)       (443)     (424)
                                  --------    --------  --------
EFFECT OF EXCHANGE RATE
CHANGES ON CASH                         0           5        (4)
                                  --------    --------  --------
NET CHANGE IN CASH AND
CASH EQUIVALENTS                   (2,754)      1,000   (23,126)
                                  --------    --------  --------
CASH AND CASH EQUIVALENTS,
BEGINNING OF YEAR                   4,226       3,226    26,352
                                  --------    --------  --------
CASH AND CASH EQUIVALENTS,
END OF YEAR                      $  1,472    $  4,226  $  3,226
                                 ========    ========  ========

SEVENSON ENVIRONMENTAL SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
(IN THOUSANDS)

                                 1996        1995        1994

RECONCILIATION OF NET EARNINGS
TO NET CASH PROVIDED BY
OPERATING ACTIVITIES:
  Net earnings                 $ 6,282     $10,119     $ 9,005
  Adjustments to reconcile
  net earnings to net cash
  provided by operating
  activities:
    Bad debt expense                24          39           0
    Depreciation and
      amortization               2,405       1,903       1,508
    Increase in cash
      surrender value of life
      insurance                   (222)       (251)       (359)
    Provision for deferred
      income taxes                 482         585        (821)
    Gain on sale of
      marketable securities       (414)        (62)       (590)
    (Gain) loss on sale
      of fixed assets              (15)         (5)         34
    Change in assets and
      liabilities affecting
      cash flow:
        Accounts receivable      1,916      (1,467)    (10,516)
        Costs and estimated
          earnings on contracts
          in progress in excess
          of related billings     (740)     (1,175)        690
        Prepaid expenses and
          other current assets     141         416        (316)
        Other assets            (1,844)         28         (24)
        Accounts payable        (1,242)      1,077       1,502
        Compensation, income
          taxes and other
          current liabilities    1,486      (1,061)        112
        Amounts billed in excess
          of costs and estimated
          earnings on contracts
          in progress           (1,095)     (4,972)      6,054
                               --------    --------    -------

NET CASH PROVIDED BY
OPERATING ACTIVITIES           $ 7,164     $ 5,174     $ 6,279
                               =======     =======     =======

See notes to consolidated financial statements.

SEVENSON ENVIRONMENTAL SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (NOTE 7)
YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
(IN THOUSANDS, EXCEPT SHARE DATA)

                                                              UNREALIZED
                                                                 GAIN
                         CLASS B  ADDITIONAL                   (LOSS) ON
                  COMMON  COMMON  PAID-IN   RETAINED  TREASURY MARKETABLE   CUMULATIVE
                  STOCK   STOCK   CAPITAL   EARNINGS   STOCK   SECURITIES   TRANSLATION
Balance,
January 1, 1994   $165   $495     $24,075   $36,295   $(3,014)  $     0      $ (96)
Conversion of
 209,375 shares
 Class B common
 stock to common
 stock              21    (21)          0         0         0         0          0
Issuance of 19,700
 shares upon the
 exercise of
 stock options       2      0         223         0         0         0          0
Tax benefits arising
 from the exercise
 of stock options    0      0          38         0         0         0          0
Cash dividends
 paid                0      0           0      (649)        0         0          0
Unrealized loss on
 marketable
 securities, net
 of tax              0      0           0         0         0      (295)         0
Translation
 adjustment          0      0           0         0         0         0         (4)
Net earnings         0      0           0     9,005         0         0          0
                  ----   ----       -----     -----     -----    ------      ------
Balance,
 December 1, 1994 $188   $474     $24,336   $44,651   $(3,014)   $ (295)     $(100)





Conversion of
 17,050 shares
 Class B common
 stock to
 common stock        2     (2)          0         0         0         0          0
Issuance of
 7,800 shares
 upon the
 exercise of
 stock options       1      0          90         0         0         0          0
Tax benefits
 arising from the
 exercise of
 stock options       0      0          19         0         0         0          0
Cash dividends
 paid                0      0           0    (1,302)        0         0          0
Unrealized gain
 on marketable
 securities, net
 of tax              0      0           0         0         0       543          0
Translation
 adjustment          0      0           0         0         0         0          5
Net earnings         0      0           0    10,119         0         0          0
                  ----   ----       -----    ------     -----     -----      -----
Balance,
 December 31,
 1995             $191   $472     $24,445   $53,468   $(3,014)     $248      $ (95)

Conversion of
 17,050 shares
 Class B common
 stock to
 common stock        2     (2)          0         0         0         0          0
Purchase of
 45,400 treasury
 shares from
 common stock        0      0           0         0      (709)        0          0
Issuance of
 2,800 shares
 upon the
 exercise of
 stock options       0      0          31         0         0         0          0

Tax benefits
 arising from the
 exercise of
 stock options       0      0           2         0         0         0          0
Cash dividends
 paid                0      0           0    (1,295)        0         0          0
Unrealized gain
 on marketable
 securities, net
 of tax              0      0           0         0         0       109          0
Net earnings         0      0           0     6,282         0         0          0
                  ----   ----       -----    ------     -----     -----      -----
Balance,
 December 31,
 1996             $193   $470     $24,478   $58,455   $(3,723)     $357      $ (95)
                  ====   ====     =======   =======   ========     ====      ======


See notes to consolidated financial statements.


SEVENSON ENVIRONMENTAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation - The Company specializes in hazardous waste site remediation. All subsidiary companies are wholly owned and are included in the consolidated financial statements of the Company. All significant intercompany accounts and transactions have been eliminated.

Description of Business - Sevenson Environmental Services, Inc. was incorporated in the State of Delaware on February 27, 1989. It is the successor, as a result of a merger completed March 23, 1989, to a corporation of the same name incorporated in New York in 1977. The Company provides a comprehensive range of field services for the remediation of sites and facilities contaminated by hazardous materials. The Company's site remediation field services include on-site treatment, containment, and excavation and removal of contaminated materials. Other company services include the decontamination, demolishing and closing of deactivated industrial facilities and industrial cleaning and decontamination services to operating plants and refineries. The remediation process consists of three phases, namely, site assessment, remedial design, and site remediation. The third phase is the field implementation of the site remediation plan and is the phase in which the Company participates.

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

A formal agreement between the businesses was adopted to provide guidelines for the performance and pricing of intercompany services and use of facilities. This services agreement specifies various formulae to determine charges to be made for the provision of services and facilities and equipment usage.
The formulae are intended to fairly allocate expenses between the businesses. During the years ended December 31, 1996, 1995 and 1994, expenses allocated to SCC amounted to approximately $148,436, $79,146 and $199,000, of which $0, $7,486 and $20,000 remained outstanding as of December 31, 1996, 1995 and 1994, respectively. During 1996, SCC allocated expenses of $228,962 to the Company related to the use of equipment, of which $176,679 remained outstanding as of December 31, 1996.

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

Other Assets - Other assets represent the cash surrender value of officers' life insurance policies, and various tracts of contaminated land ("Brownfields") which were purchased in 1996. The value of such land includes the purchase price and costs incurred in the research, engineering, and remediation processes. The Company intends to resell the land upon full remediation.

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

Income Taxes - The Company provides for deferred taxes on all temporary differences (principally depreciation, prepaid expenses, bad debts and contract reserves) which are transactions reported for tax purposes in periods other than for financial reporting purposes.

Foreign Operations - All assets and liabilities of operations outside the United States are translated into U.S. dollars at exchange rates in effect at the end of the period. Operating results are translated at a weighted average of exchange rates in effect during the year. Net unrealized gains and losses on translation of foreign currency financial statements are recorded in stockholders' equity, as a cumulative translation adjustment, and will be included in income only upon sale or liquidation of the underlying asset. Realized gains and losses resulting from completed transactions are included in net earnings Foreign operations are not considered a significant component of the Company's business.

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

Reclassification - Certain reclassifications of 1995 and 1994 balances have been made to conform with classifications used in 1996.

2.   MARKETABLE SECURITIES

The portfolio of marketable securities consists of equity securities, debt securities, mutual funds and certificates of deposit classified as available-for-sale or trading securities. Investments are reported at fair value estimated based upon quoted market prices. Realized holding gains and losses are included in earnings. Unrealized holding gains and losses for available-for-sale securities are excluded from earnings and reported as a separate component of stockholders' equity, net of income taxes. Unrealized holding gains and losses for trading securities would be included in earnings.

A summary of marketable securities at December 31, 1996 and 1995 follows:

                                        (In Thousands)
                                          December 31,
                                   ----------------------
                                   1996           1995

Common stock                       $ 1,701        $   967
Preferred stock                        313            366
Municipal bond inventory            27,097         27,760
Mutual funds                         8,662          4,881
Certificates of deposit                852            800
Trading securities - at market,
  which approximates cost            9,500          9,700
                                   -------        -------
Total                              $48,125        $44,474
                                   =======        =======

Gross unrealized holding gains and losses at December 31, 1996 totaled $536,670 and $0, respectively, and $417,000 and $28,000, respectively, at December 31, 1995.

Contractual maturities for investments in debt securities available-for-sale at December 31, 1996 (in thousands) are as follows:

Due in one year or less                 $ 5,980
Due after one year through three years   14,151
Due after three years                     6,966
                                        -------
Total                                   $27,097
                                        =======

Actual maturities may differ from contractual maturities because some issuers have the right to prepay obligations.

Gross gains of $451,000 in 1996 and $205,000 in 1995 and gross losses of $37,000 in 1996 and $143,000 in 1995 were realized on those sales. The cost of securities sold is based on the specific identification method.

3.   ACCOUNTS RECEIVABLE
                                        (In Thousands)
                                          December 31,
                                   ----------------------
                                   1996           1995

Current estimates                  $21,139        $22,710
Retentions                           3,234          3,711
Due from related companies,
  officers and employees               286            194
Other                                   17             19
                                   -------        -------
                                    24,676         26,634

Less Allowance for doubtful
  accounts                              41             41
                                   -------        -------
Total                              $24,635        $26,593
                                   =======        =======

The Company anticipates that substantially all retentions will be collected within the next year.

4.   CONTRACTS IN PROGRESS

                                        (In Thousands)
                                          December 31,
                                   ----------------------
                                   1996           1995

Accumulated expenditures
  on contracts                     $74,057        $71,894
Estimated earnings thereon          25,779         23,199
                                   -------        -------
                                    99,836         95,093
Less applicable progress billings   98,745         95,836
                                   -------        -------
Total                              $ 1,091        $  (743)
                                   =======        ========

The contracts are shown in the accompanying consolidated balance sheets as follows:

                                        (In Thousands)
                                          December 31,
                                   ----------------------
                                   1996           1995

Costs and estimated earnings on
  contracts in progress in
  excess of related billings       $ 3,296        $ 2,556
Billings on contracts in
  excess of costs and estimated
  earnings                          (2,205)        (3,299)
                                   --------       --------
Total                              $ 1,091        $  (743)
                                   ========       ========

5.   LINE OF CREDIT ARRANGEMENTS

Sevenson Environmental Services, Inc. has available from a bank, two lines of credit. The first is a $5,000,000 line for the issuance of Stand-by Letters of Credit with a term of two years or less. This commitment is secured by a perfected first security interest in managed liquid assets held by the Company at specified percentages available against market value. The second is a $5,000,000 line to be utilized for working capital, the issuance of Stand-by Letters of Credit and the acquisition or lease of equipment. Draws for working capital will be on demand, unsecured except for any excess value in the assigned liquid assets securing the equipment line and bear interest at the

Bank's prime rate. Draws for stand-by letters of credit have terms of 180 days or less. Draws for the acquisition or lease of equipment are limited to a total of $1,500,000 and are on a term basis, secured by the specific equipment financed, and bear interest at the Bank's prime rate plus one-half percent, or if elected, at a fixed rate based on the Treasury Securities yield corresponding to the maturity of the equipment loan plus 250 basis points. There are no compensating balance arrangements in connection with these lines. As of December 31, 1996 there were no outstanding borrowings under these lines.

6.   NOTES PAYABLE

Notes payable represent amounts owing to the former shareholders of a construction company purchased by the Company in 1981. Interest on these notes accrues at the rate of 9% per annum. These notes must be repaid within six months after each former shareholder's death. Repayment has been funded by insurance on the life of each former shareholder. Additional notes for $330,591 were entered into during 1997 with various vendors for the purchase of construction equipment and mature on January 1, 1998.

7.   CAPITAL STOCK

The authorized capital stock of the Company consists of 12,000,000 shares of Common Stock, $.10 par value, 8,000,000 shares of Class B Common Stock, $.10 par value, and 1,000,000 shares of Preferred Stock, $.10 par value. The Company has issued 1,927,325, 1,908,975 and 1,883,725 shares of Common Stock and 4,702,975, 4,718,925 and 4,735,975 shares of Class B Common
Stock as of December 31, 1996, 1995 and 1994, respectively. No shares of Preferred Stock have been issued. Holders of Common Stock are entitled to elect 25% of the Board of Directors so long as the number of outstanding shares of Common Stock is at least 10% of the total number of outstanding shares of both classes of Common Stock.

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

At the option of the holder of record, each share of Class B Common Stock is convertible at any time into one share of Common Stock. During 1996, 1995 and 1994, 17,050, 17,050 and 209,375
shares, respectively, of Class B Common Stock were converted into shares of Common Stock.

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

In November of 1990, the Board of Directors approved a plan to repurchase up to 200,000 shares, or 3% of its outstanding common stock. In August 1992, the Board of Directors increased the number of shares to 300,000, or 5% of its outstanding common stock. In August 1995, the Board of Directors increased the number of shares to 500,000 or 8% of its outstanding common stock. Through December 31, 1996 the Company had repurchased a total of 323,900 shares for $3,723,000.

8.   INCOME TAXES

The provision for income taxes is comprised of the following:

                                        (In Thousands)
                                    Year Ended December 31,
                                   --------------------------
                                   1996      1995      1994

Currently payable (refundable):
   Federal                         $1,980    $4,258    $4,286
   State                              578     1,306     1,208
                                   ------    ------    ------
                                    2,558     5,564     5,494
                                   ------    ------    ------

Deferred:
   Federal                            397       214      (391)
   State                               85        66      (103)
                                   ------    ------    -------
                                      482       280      (494)
                                   ------    ------    -------
Total                              $3,040    $5,844    $5,000
                                   ======    ======    =======

A reconciliation of the federal statutory income tax rate to the effective income tax rate is as follows:

                                    Year Ended December 31,
                                   -------------------------
                                   1996      1995      1994

Provision based on statutory rate  35.0%     35.0%     35.0%
State income taxes, net of
   federal tax benefit              4.7       5.7       5.9
Tax-exempt interest and dividends  (7.4)     (4.3)     (4.3)
Other                               0.5       0.2      (0.9)
                                   -----     -----     -----
Total                              32.8%     36.6%     35.7%
                                   =====     =====     =====

Deferred taxes relating to temporary differences in the recognition of revenues and expenses for tax and financial reporting purposes is as follows:

                                        In Thousands
                                    Year Ended December 31,
                                   --------------------------
                                   1996      1995      1994

Depreciation                       $  526    $  396    $  (45)
Prepaid expenses                      (13)     (116)       28
Bad debts                               0         0        27
Contract reserves                       0       (14)     (559)
Other                                 (31)       14        55
                                   -------   -------   -------
Total                              $  482    $  280    $ (494)
                                   =======   =======   =======

At December 31, 1996 the components of net deferred tax assets/liabilities are as follows:

Total of all deferred tax assets                       $  737
Total of all deferred tax liabilities                  $2,184

No valuation allowance has been provided on the above deferred tax assets.

The Company and its domestic subsidiaries file a consolidated
U.S. Federal income tax return. Such returns have been audited and settled through the year 1992.

9.   PENSION PLANS

The Company makes contributions to industry-wide pension, welfare and health benefit funds for union employees. Other eligible employees participate in Company-sponsored defined contribution plans for which contributions are made at the rate of 7.0% of defined compensation up to $60,600 and then 10.5% thereafter. No contribution will be calculated on compensation in excess of $150,000. Total pension expense for the years ended December 31, 1996, 1995 and 1994 amounted to $503,000, $447,000 and $485,000, respectively.

In addition, the Company has a profit-sharing plan covering most regular non-union employees. The amount of contribution, if any, is at the discretion of the Board of Directors, and is not to exceed the maximum amount deductible for income tax purposes. Contributions of $200,000, $300,000 and $250,000 were made for the years ended December 31, 1996, 1995 and 1994, respectively.

10.  INCENTIVE STOCK PLAN

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

The Company adopted Statement of Financial Accounting Standards
(SFAS) No. 123, "Accounting for Stock-Based Compensation," effective January 1, 1996. As permitted in that standard, the Company has elected to continue to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for employee stock-based compensation.

Incentive stock options may be granted with durations of no more than ten years from the date of grant and the option price per share of incentive and nonqualified stock options and stock appreciation rights may not be less than the fair market value of the Common Stock at the time the option is granted. The total number of shares granted under these options at December 31, 1996 is 182,000, of which 88,100 shares are currently exercisable and 21,000 shares have been terminated. These options expire ten years from the date the options were granted and are subject to forfeiture if certain employment requirements are not met.

The following summarizes incentive stock option activity for the three years ended December 31, 1996:

                                             Price Ranges
                                   Shares     Per Share

Outstanding January 1, 1994         98,000   $11.00-$19.75
  Exercised                        (19,700)  $11.00-$12.00
  Cancelled                         (1,000)  $11.00-$12.00
                                   --------
Outstanding December 31, 1994       77,300   $11.00-$19.75
  Granted                           35,000        $17.25
  Exercised                         (7,800)  $11.00-$12.00
  Cancelled                         (2,000)  $11.00-$12.00
                                   --------

Outstanding December 31, 1995      102,500   $11.00-$19.75
  Granted                           43,000        $17.00
  Exercised                         (2,800)  $11.00-$12.00
  Cancelled                         (9,000)  $11.00-$17.25
                                   --------
Outstanding December 31, 1996      133,700
                                   ========

The Plan also provides for the award of shares of the Company's Common Stock subject to restrictions on disposition ("Restricted Stock"). While the restrictions remain in effect, the participant cannot sell or transfer the shares of Restricted Stock, but he or she has the other rights of a stockholder, including the right to vote and to receive dividends. Restricted Stock awarded under the plan is subject to the terms and conditions of the Plan and to other terms and conditions as the Committee specifies. The participant will forfeit to the Company his or her Restricted Stock if his or her employment with the Company and its subsidiaries terminates for any reason excepting death, prior to the expiration of the restrictions. No Restricted Stock has been awarded under the Plan.

At December 31, 1996, the Company had 133,700 shares outstanding related to stock options with a range of exercise prices of $11.00 to $17.25 at a weighted-average exercise price of $14.00, and with a weighted average remaining contractual life in years of 7.6. Stock options with respect to 88,100 shares were exercisable at December 31, 1996 at a weighted-average exercise price of $13.67. The weighted-average fair value of stock options granted for the years ended December 31, 1996 and 1995, were $9.87 and $8.57, respectively.

Pro forma information regarding net income and earnings per common share is required by SFAS No. 123 and has been determined as if the Company had accounted for its employee stock options and awards under the fair value method of that standard. The fair value of those stock options were estimated at the date of grant using a binomial option pricing model with the following weighted-average assumptions for the years ended December 31, 1996 and 1995: risk-free interest rates of 8.25% and 8.50%, respectively; dividend yields of 1.4% and 1.3%, respectively; volatility factors of the expected market price of the Company's common stock of 40% and 26%, respectively; and a weighted-average expected life of 10 for each year.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma net earnings and net earnings per common share for the years ended December 31, 1996 and 1995, were $5,997 and $9,929, and $.95 and $1.56, respectively.

11.  MAJOR CUSTOMERS

The Company's two largest customers in 1996 accounted for 22% and 22% of 1996 revenues. The Company's largest customer in 1995 accounted for 23% of 1995 revenues. The Company's four largest customers in 1994 accounted for 25%, 23%, 16%, and 12% of 1994 revenues. Due to the nature of the Company's business, major customers fluctuate from year to year. No other customer accounted for more than 10% of total revenues in any of the three years in the period ended December 31, 1996.

12.  CONTINGENCIES

The Company is a defendant or plaintiff in various claims and lawsuits arising in the normal course of business. The ultimate outcome of these actions cannot presently be determined and no provision for loss or gain, if any, that may result has been made in the accompanying consolidated financial statements. It is the opinion of management and its counsel that there will not be any material adverse effects on the Company's consolidated financial statements as a result of these actions.

13.  BACKLOG

The following is an analysis of the Company's backlog of signed contracts at December 31, 1996, 1995 and 1994:

                                        (In Thousands)
                                   1996      1995      1994

Backlog, January 1                 $ 43,613  $ 58,404  $ 43,644
New contracts                        90,649    75,166    87,588
Revenues from construction
   contracts                        (86,229) (103,505)  (79,055)
Contract adjustments, net            16,928    13,548     6,227
                                   --------  --------  --------
Backlog, December 31               $ 64,961  $ 43,613  $ 58,404
                                   ========  ========  ========

14.  QUARTERLY RESULTS (UNAUDITED)

Unaudited summarized results for each quarter in 1996, 1995 and 1994 are as follows (in thousands, except per-share data):

                    FIRST      SECOND    THIRD     FOURTH
                    QUARTER    QUARTER   QUARTER   QUARTER

1996:
  Revenues          $13,858    $19,092   $23,374   $29,425
  Gross margin        2,284      4,597     4,573     5,078
  Provision for
    income taxes        250        923       969       898
  Net earnings          483      1,985     1,816     1,998
  Net earnings
    per share          0.08       0.31      0.29      0.31

1995:
  Revenues          $19,862    $24,980   $29,428   $28,202
  Gross margin        4,002      6,113     7,176     5,172
  Provision for
    income taxes        840      1,640     2,180     1,184
  Net earnings        1,458      2,851     3,790     2,020
  Net earnings
    per share          0.23       0.45      0.60      0.32

1994:
  Revenues          $ 9,475    $15,974   $24,206   $27,999
  Gross margin        1,508      5,265     6,562     5,664
  Provision for
    income taxes         28      1,693     2,020     1,259
  Net earnings          234      2,517     3,433     2,821
  Net earnings
    per share          0.04       0.39      0.55      0.44

INDEPENDENT AUDITORS' REPORT


Board of Directors and Stockholders
Sevenson Environmental Services, Inc.
Niagara Falls, New York

We have audited the accompanying consolidated balance sheets of Sevenson Environmental Services, Inc. and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of earnings, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Sevenson Environmental Services, Inc. and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.


Deloitte & Touche LLP

February 7, 1997

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

Dena M. Armstrong
Treasurer and
Assistant Vice President

Paul C. Thomson
Vice President

Mason G. Wheeler
Vice President

Paul J. Hitcho, Ph.D.
Vice President and
Director of Health and Safety

John C. Robbins, P.E.
Vice President

Philip R. DeLuca
Vice President

Michael L. Lock
Vice President

Thomas J. Barnes
Vice President

Bruce H. Laswell, P.E.
Vice President

Corporate Information

Headquarters
2749 Lockport Road
Niagara Falls, NY 14302-0396
(716) 284-0431
Internet: http://www.sevenson.com

Offices

Pittsburgh
100 Rock Springs Road
Delmont, PA 15626
(412) 468-3377

Philadelphia
4 Lake View Drive
Chadds Ford, PA 19317
(215) 388-0721

Baton Rouge
17564 Vaughn Lane
Livingston, LA 70754
(504) 698-3900

Chicago
9245 Calumet Avenue, Suite 101
Munster, Indiana 46321
(219) 836-0116

Subsidiaries

Sevenson Environmental, Ltd.

Sevenson Environmental Services
of PA, Inc.

Sevenson Industrial
Services, Inc.
2749 Lockport Road
Niagara Falls, NY 14302-0396
(716) 281-0431

Waste Stream
Technology Inc.
302 Grote Street
Buffalo, NY 14207
(716) 876-5290

                           EXHIBIT 21


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