Form 10-Q
period 1997-03-31
SEVENSON ENVIRONMENTAL SERVICES INC
filed 1997-05-14
CIK 846976

SECURITIES AND EXCHANGE COMMISSION

                         WASHINGTON, DC

                            FORM 10-Q

           Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934



For Quarter Ended                  Commission File Number 0-17536
 March 31, 1997

              SEVENSON ENVIRONMENTAL SERVICES, INC.
              _____________________________________
     (Exact name of registrant as specified in its charter)


        Delaware                               16-1091535
_______________________________              ____________________
(State or other jurisdiction of               (IRS Employer
incorporation or organization)                Identification No.)


                       2749 Lockport Road
                           PO Box 396
                    Niagara Falls, NY   14302
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

                     Yes [ X ]     No [   ]


Number of common shares outstanding as of the close of the period covered by this report: 1,604,425 shares of Common Stock and 4,702,975 shares of Class B Common Stock

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

SEVENSON ENVIRONMENTAL SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE DATA)
_________________________________________________________________


                                   March 31,     December 31,
                                     1997           1996
                                  (Unaudited)     (Audited)

ASSETS

CURRENT ASSETS:
  Cash and cash equivalents        $ 4,030        $ 1,472
  Marketable securities             48,732         48,125
  Accounts receivable               19,087         24,635
  Costs and estimated earnings on
     contracts in progress in excess
     of related billings             3,319          3,296
  Prepaid expenses and other current
     assets                            546            705
  Deferred income taxes                504            504
                                   _______        _______
     Total current assets           76,218         78,737
                                   _______        _______

PROPERTY AND EQUIPMENT:
  Land                                 308            308
  Buildings and improvements         3,464          3,413
  Construction and field equipment  16,062         15,697
  Vehicles                           5,423          5,425
  Office furniture and equipment     1,637          1,622
                                   _______        _______
                                    26,894         26,465
  Less accumulated depreciation     12,854         12,269
                                   _______        _______
     Total property and equipment,
       net                          14,040         14,196
                                   _______        _______

OTHER ASSETS                         5,121          4,152
                                   _______        _______
TOTAL ASSETS                       $95,379        $97,085
                                   =======        =======


See notes to condensed consolidated financial statements.

SEVENSON ENVIRONMENTAL SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE DATA)
_________________________________________________________________

                                     March 31,     December 31,
                                       1997            1996
                                    (Unaudited)     (Audited)

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable:
     Current                            $ 7,323        $ 7,696
     Retentions                             595            580
  Note payable - current                    242            331
  Compensation, income taxes and
     other current liabilities            1,021          2,187
  Amounts billed in excess of costs
     and estimated earnings on
     contracts in progress                1,622          2,205
                                        _______        _______
       Total current liabilities         10,803         12,999
                                        _______        _______

DEFERRED INCOME TAXES                     2,071          1,951
                                        _______        _______
NOTES PAYABLE                             2,000          2,000
                                        _______        _______
STOCKHOLDERS' EQUITY:
  Common stock, $.10 par value;
     Authorized 12,000,000 shares,
     issued 1,928,325 and
     1,927,325 shares                       193            193
  Class B Common Stock, $.10 par
     value; Authorized 8,000,000
     shares, issued 4,702,975 shares        470            470
  Additional paid-in capital             24,490         24,478
  Retained earnings                      58,846         58,455
                                        _______        _______
                                         83,999         83,596
  Treasury stock (323,900 shares
     common stock at cost)               (3,723)        (3,723)
                                        _______        _______
                                         80,276         79,873
  Unrealized gain on marketable
     securities, net of taxes               324            357
  Cumulative translation adjustment         (95)           (95)
                                        _______        _______
     Total stockholders' equity          80,505         80,135
                                        _______        _______
TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY                  $95,379        $97,085
                                        =======        =======

See notes to condensed consolidated financial statements.

SEVENSON ENVIRONMENTAL SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
THREE-MONTH PERIODS ENDED MARCH 31, 1997 AND 1996 - (UNAUDITED)
(IN THOUSANDS, EXCEPT SHARE DATA)
_________________________________________________________________


                                         1997           1996

REVENUES                                $15,655        $13,858

COSTS AND EXPENSES:
  Cost of contracts:
     Direct costs                        11,517         10,599
     Indirect costs                       1,182            975
  Selling, general and administrative     2,453          2,086
                                        _______        _______
                                         15,152         13,660
                                        _______        _______
EARNINGS FROM OPERATIONS                    503            198

OTHER:
  Interest income                           510            537
  Interest expense                          (46)           (49)
  Realized gain on sale of
     marketable securities                   38             47
                                        _______        _______
                                            502            535
                                        _______        _______

EARNINGS BEFORE INCOME TAXES              1,005            733

INCOME TAXES                                291            250
                                        _______        _______

NET EARNINGS                            $   714        $   483
                                        =======        =======
WEIGHTED AVERAGE NUMBER OF SHARES
  OUTSTANDING                             6,307          6,348
                                        =======        =======

EARNINGS PER SHARE                      $  0.11        $  0.08
                                        =======        =======



See notes to condensed consolidated financial statements.

SEVENSON ENVIRONMENTAL SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE-MONTH PERIODS ENDED MARCH 31, 1997 AND 1996 - (UNAUDITED)
(IN THOUSANDS)
_________________________________________________________________


                                           1997        1996

CASH FLOWS FROM OPERATING ACTIVITIES:
  Cash receipts from customers           $ 20,614    $ 19,642
  Cash payments to subcontractors,
    suppliers and employees               (16,335)    (17,118)
  Interest received                           510         630
  Interest paid                               (46)        (49)
  Taxes paid                                 (679)       (272)
  Tax refunds received                          6          26
                                         ________    ________
  Net cash provided by operating
    activities                              4,070       2,859
                                         ________    ________

CASH FLOWS FROM INVESTING ACTIVITIES:
  Investments purchased                    (2,851)    (10,712)
  Investments sold                          2,201  7,908
  Capital expenditures                       (474)     (1,393)
  Proceeds from sale of fixed assets           12          (6)
                                         ________    ________
  Net cash used in investing activities    (1,112)     (4,203)
                                         ________    ________

CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payments of debt                  (89)       (187)
  Proceeds from exercise of stock options      12           0
  Acquisition of treasury stock                 0        (709)
  Dividends paid                             (323)       (325)
                                         ________    ________
  Net cash used in financing
    activities                               (400)     (1,221)
                                         ________    ________

NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                          2,558      (2,565)

CASH AND CASH EQUIVALENTS, BEGINNING
  OF PERIOD                                 1,472       4,226
                                         ________    ________

CASH AND CASH EQUIVALENTS, END OF
  PERIOD                                 $  4,030    $  1,661
                                         ========    ========



See notes to condensed consolidated financial statements.

                                                  (Continued)

SEVENSON ENVIRONMENTAL SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE-MONTH PERIODS ENDED MARCH 31, 1997 AND 1996 - (UNAUDITED)
(IN THOUSANDS)
_________________________________________________________________


                                           1997        1996
RECONCILIATION OF NET EARNINGS TO
  NET CASH PROVIDED BY OPERATING
  ACTIVITIES:
  Net earnings                           $   714     $   483
  Adjustments to reconcile:
    Depreciation and amortization            607         575
    Increase in cash surrender value
      of life insurance                      (40)        (40)
    Provision for deferred income taxes      167          18
    Gain on sale of marketable
      securities                             (38)       (306)
    Loss on sale of fixed assets              17           6
  Change in assets and liabilities
    affecting cash flow:
    Accounts receivable                    5,548       7,084
    Material and supply inventories            3         (18)
    Costs and estimated earnings on
      contracts in progress in excess of
      related billings                       (23)     (1,449)
    Prepaid expenses and other current
      assets                                 156         149
    Other assets                            (935)        (17)
    Accounts payable                        (358)     (3,549)
    Compensation, payroll taxes and other
      current liabilities                 (1,165)       (220)
    Amounts billed in excess of costs and
      estimated earnings on contracts in
      progress                              (583)        143
                                         ________    ________

NET CASH PROVIDED BY OPERATING
  ACTIVITIES                             $ 4,070     $ 2,859
                                         ========    ========



See notes to condensed consolidated financial statements.


                                                     (Concluded)

SEVENSON ENVIRONMENTAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTH PERIODS ENDED MARCH 31, 1997 AND 1996
_________________________________________________________________


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



                       *  *  *  *  *  *

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Revenue for the quarter was $15.7 million, a 13% increase over the first quarter of 1996 when revenue was $13.9 million. Earnings were also higher at $714,000, a 48% increase over last year's first quarter earnings of $483,000. Last year's first quarter revenue and earnings were depressed by the federal budget impasse of 1995-96 which delayed the award of federal cleanup contracts and increased competition for privately-funded projects. After resolution of the impasse, the Company had greater success in obtaining new contracts and ended 1996 with a record backlog of $64.9 million. This record backlog led directly to the improved results for the first quarter.

Backlog at the end of the quarter was $72.0 million versus $52.7 million at the same time last year. Last year, backlog was lower due to the conditions mentioned above.

Gross margin (revenue less direct cost) percentage for the quarter was 26.4% versus 23.5% for the first quarter last year. The gross margin percentage achieved in any given quarter is a function of the nature, size and mix of projects underway during that quarter. The Company considers a quarterly gross margin percentage of between 20% and 30% to be normal for its operations.

Indirect costs were $1,182,000, or 21% higher than in last year's first quarter when indirect costs were $975,000. Higher costs for servicing and maintaining field equipment were principally responsible for the increase.

Selling, general and administrative expenses were $2,453,000, or 18% higher than last year when those expenses totaled $2,086,000. Increases occurred in legal and accounting, physical plant, travel, and estimating expense, offset in part by lower employee benefit expenses.

Interest income was slightly lower at $510,000 versus $537,000 last year. Higher invested balances were offset by lower interest rates.

The effective tax rate was 29.0% versus 34.1% last year. The lower rate reflects a change in handling intra-period allocations including benefits, credits and other charges.


LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $4,070,000 versus
$2,859,000 last year. The difference is due to greater cash receipts and lower payments to subcontractors, suppliers and employees, offset in part by higher tax payments.

Net cash used in investing activities was $1,112,000 versus $4,203,000 last year. The decrease was principally a function of cash management decisions. Last year the company moved more cash into investments than this year. The decrease was also due to lower capital expenditures reflecting a less vigorous program of field equipment purchases this year versus last.

As of March 31, 1997, the Company had working capital of $65.4 million, including $52.8 million in cash, cash equivalents and marketable securities. Existing funds and cash generated by operations will be sufficient to meet all working capital and capital investment needs for the foreseeable future.

As of March 31, 1997, the Company has available from a bank an unused $5 million line of credit for stand-by letters of credit secured by marketable securities and an unused $5 million unsecured working capital line of credit.


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