Form 10-Q
period 1997-06-30
SEVENSON ENVIRONMENTAL SERVICES INC
filed 1997-08-14
CIK 846976

SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, DC

                               FORM 10-Q

              Quarterly Report Under Section 13 or 15(d)
                of the Securities Exchange Act of 1934



For Quarter Ended                        Commission File Number 0-17536
  June 30, 1997

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

CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE DATA)
_________________________________________________________________


                                      June 30,       December 31,
                                        1997             1996
                                     (Unaudited)       (Audited)

ASSETS

CURRENT ASSETS:
  Cash and cash equivalents           $ 4,222          $ 1,472
  Marketable securities                51,636           48,125
  Accounts receivable                  18,264           24,635
  Costs and estimated earnings on
     contracts in progress in excess
     of related billings                3,877            3,296
  Prepaid expenses and other current
     assets                               424              705
  Deferred income taxes                   504              504
                                      _______          _______
     Total current assets              78,927           78,737
                                      _______          _______

PROPERTY AND EQUIPMENT:
  Land                                    308              308
  Buildings and improvements            3,473            3,413
  Construction and field equipment     17,358           15,697
  Vehicles                              5,423            5,425
  Office furniture and equipment        1,651            1,622
                                      _______          _______
                                       28,213           26,465
  Less accumulated depreciation        13,480           12,269
                                      _______          _______
     Total property and equipment,
       net                             14,733           14,196
                                      _______          _______

OTHER ASSETS                            4,438            4,152
                                      _______          _______
TOTAL ASSETS                          $98,098          $97,085
                                      =======          =======


See notes to condensed consolidated financial statements.

SEVENSON ENVIRONMENTAL SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE DATA)
_________________________________________________________________

                                        June 30,       December 31,
                                          1997              1996
                                       (Unaudited)       (Audited)

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable:
     Current                                $ 6,970         $ 7,696
     Retentions                                 516             580
  Note payable - current                        156             331
  Compensation, income taxes and
     other current liabilities                1,343           2,187
  Amounts billed in excess of costs
     and estimated earnings on
     contracts in progress                    1,694           2,205
                                            _______         _______
       Total current liabilities             10,679          12,999
                                            _______         _______

DEFERRED INCOME TAXES                         2,629           1,951
                                            _______         _______
NOTES PAYABLE                                 2,000           2,000
                                            _______         _______
STOCKHOLDERS' EQUITY:
  Common stock, $.10 par value;
     Authorized 12,000,000 shares,
     issued 1,928,325 and
     1,927,325 shares                           193             193
  Class B Common Stock, $.10 par
     value; Authorized 8,000,000
     shares, issued 4,702,975 shares            470             470
  Additional paid-in capital                 24,490          24,478
  Retained earnings                          60,556          58,455
                                            _______         _______
                                             85,709          83,596
  Treasury stock (323,900 shares
     common stock at cost)                   (3,723)         (3,723)
                                            _______         _______
                                             81,986          79,873
  Unrealized gain on marketable
     securities, net of taxes                   899             357
  Cumulative translation adjustment             (95)            (95)
                                            _______         _______
     Total stockholders' equity              82,790          80,135
                                            _______         _______
TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY                      $98,098         $97,085
                                            =======         =======

See notes to condensed consolidated financial statements.

SEVENSON ENVIRONMENTAL SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
SIX-MONTH PERIODS ENDED JUNE 30, 1997 AND 1996
(IN THOUSANDS, EXCEPT PER-SHARE DATA)
_________________________________________________________________


                                             1997            1996

REVENUES                                    $36,669         $32,950
                                            _______         _______

COSTS AND EXPENSES:
  Direct and indirect costs                  28,417          26,069
  Selling, general and administrative         5,178           4,261
                                            _______         _______
                                             33,595          30,330
                                            _______         _______

EARNINGS FROM OPERATIONS                      3,074           2,620
                                            _______         _______
OTHER:
  Interest income                             1,132           1,076
  Interest expense                              (92)           (103)
  Realized gain on sale of
     marketable securities                       85              48
                                            _______         _______
                                              1,125           1,021
                                            _______         _______

EARNINGS BEFORE INCOME TAXES                  4,199           3,641

INCOME TAXES                                  1,451           1,173
                                            _______         _______

NET EARNINGS                                $ 2,748         $ 2,468
                                            =======         =======
WEIGHTED AVERAGE NUMBER OF SHARES
  OUTSTANDING                                 6,307           6,237
                                            =======         =======

EARNINGS PER SHARE                          $  0.43         $  0.39
                                            =======         =======



See notes to condensed consolidated financial statements.

SEVENSON ENVIRONMENTAL SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
THREE-MONTH PERIODS ENDED JUNE 30, 1997 AND 1996
(IN THOUSANDS, EXCEPT PER-SHARE DATA)
_________________________________________________________________


                                             1997            1996

REVENUES                                    $21,014         $19,092
                                            _______         _______
COSTS AND EXPENSES:
  Direct and indirect costs                  15,718          14,495
  Selling, general and administrative         2,725           2,175
                                            _______         _______
                                             18,443          16,670
                                            _______         _______
EARNINGS FROM OPERATIONS                      2,571           2,422
                                            _______         _______
OTHER:
  Interest income                               622             539
  Interest expense                              (46)            (54)
  Realized gain on sale of
     marketable securities                       47               1
                                            _______         _______
                                                623             486
                                            _______         _______

EARNINGS BEFORE INCOME TAXES                  3,194           2,908

INCOME TAXES                                  1,160             923
                                            _______         _______

NET EARNINGS                                $ 2,034         $ 1,985
                                            =======         =======
WEIGHTED AVERAGE NUMBER OF SHARES
  OUTSTANDING                                 6,307           6,305
                                            =======         =======

EARNINGS PER SHARE                          $  0.32         $  0.31
                                            =======         =======



See notes to condensed consolidated financial statements.

SEVENSON ENVIRONMENTAL SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX-MONTH PERIODS ENDED JUNE 30, 1997 AND 1996
(IN THOUSANDS, EXCEPT PER-SHARE DATA)
_________________________________________________________________


                                           1997        1996

CASH FLOWS FROM OPERATING ACTIVITIES:
  Cash receipts from customers           $ 41,965    $ 34,604
  Cash payments to subcontractors,
    suppliers and employees               (34,047)    (32,196)
  Interest received                         1,132         965
  Interest paid                               (92)       (103)
  Taxes paid                               (1,043)       (355)
  Tax refunds received                          6           0
                                         ________    ________
  Net cash provided by operating
    activities                              7,921       2,915
                                         ________    ________

CASH FLOWS FROM INVESTING ACTIVITIES:
  Investments purchased                    (8,216)    (13,273)
  Investments sold                          5,636      11,589
  Capital expenditures                     (1,792)     (2,288)
  Proceeds from sale of fixed assets           12           0
                                         ________    ________
  Net cash used in investing activities    (4,360)     (3,972)
                                         ________    ________

CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payments of debt                 (176)       (187)
  Proceeds from issuance of debt                0         213
  Proceeds from exercise of stock options      12          31
  Acquisition of treasury stock                 0        (709)
  Dividends paid                             (647)       (648)
                                         ________    ________
  Net cash used in financing
    activities                               (811)     (1,300)
                                         ________    ________

NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                          2,750      (2,357)

CASH AND CASH EQUIVALENTS, BEGINNING
  OF PERIOD                                 1,472       4,226
                                         ________    ________

CASH AND CASH EQUIVALENTS, END OF
  PERIOD                                 $  4,222    $  1,869
                                         ========    ========



See notes to condensed consolidated financial statements.

                                                      (Continued)

SEVENSON ENVIRONMENTAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTH PERIODS ENDED JUNE 30, 1997 AND 1996
_________________________________________________________________


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



                          *  *  *  *  *  *

ITEM 2 -   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Second quarter revenue was $21,014,000, 10% higher than last year's second quarter revenue of $19,092,000. The increase is due to an improvement in business conditions over last year when federal budget issues and other factors adversely affected business. This improvement is also reflected in the Company's backlog which stood at $69.3 million at the end of the quarter versus $52.6 million at the same time last year. The Company expects this favorable trend to continue through the end of this year.

Gross margin (revenue less direct and indirect costs) for the quarter was 25.2%, slightly higher than last year's second
quarter gross margin of 24.1%.   During the second quarter the
Company took a reserve for a patent infringement suit in which the Company is a defendant. This reserve was recorded as
additional contract costs (see Part II Item 1).   The impact of
this reserve on gross margin was offset by other unrelated
contract and costs adjustments.   Gross margin varies from
quarter to quarter dependent upon a number of factors including seasonal effects and the nature, size and mix of projects underway during a given quarter. The Company considers quarterly gross margin in the range of 17 to 27% to be normal for its operations.

Selling, general and administrative (SG&A) expense was $2,725,000, a 25% increase over last year's second quarter SG&A expense of $2,175,000. The increase was due to higher legal expense, expenses associated with the Company's anniversary commemoration, and lesser increases in a number of other SG&A categories. Legal expense was higher due to legal fees and expenses associated with the patent infringement suit mentioned above.

Interest income was $622,000 versus $539,000 in the second quarter last year. Higher interest rates and invested balances caused the increase.

The effective tax rate rose to 36.3% from 31.7% last year. The higher rate was due primarily to tax exempt interest being lower as a percentage of net earnings this year versus the second quarter last year.


LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $7,921,000 versus $2,915,000 last year. The difference is principally due to higher cash receipts from customers which were $41,965,000 versus $34,604,000 last year. Higher revenues, seasonal effects and the timing of contract payments all contributed to the increase.

Net cash used in investing activities was $4,360,000 versus $3,972,000 in the same period last year. The difference can be ascribed to changes in marketable securities which reflect routine cash management decisions. Capital expenditures were down 22% to $1,792,000 from $2,288,000 last year, which offset, in part, the increase in cash used in investing activities. Capital expenditures are mainly for field equipment. Lower capital expenditures reflect lower demand for additional equipment or for different types of equipment from that currently in the Company's fleet.

As of June 30, 1997, the Company had working capital of $68.2 million, including $55.9 million in cash, cash equivalents and marketable securities. The Company expects that its exiting funds and cash generated by operations will be sufficient to meet all its working capital and capital investment needs for the foreseeable future.


                      PART II - OTHER INFORMATION


Item 1     Legal Proceedings

           During the quarter a federal District Court jury returned a $975,000 judgment against the Company in a patent infringement suit. The Company believes that it has meritorious bases for challenging the verdict and intends to do so. The patent suit involved the Company's operations on a single project in 1993 and 1994. The patent expired in June, 1994 and thus will have no effect on current or future operations.

Item 2     Changes in Securities

           Not Applicable

Item 3     Defaults Upon Senior Securities

           Not Applicable

Item 4     Submission of Matters to a Vote of Security Holders

           Not Applicable

Item 5     Other Information

           Not Applicable

Item 6     Exhibits and Reports on 8-K

           (a)  Exhibits:  None required.
           (b)  Reports on Form 8-K.

                One report on Form 8-K was filed during the quarter (13 weeks) ended June 30,1997.

                              SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                           SEVENSON ENVIRONMENTAL SERVICES, INC.
                                      (Registrant)
Dated:  August 14, 1997


                           /S/ William J. McDermott
                               William J. McDermott
                               Vice President, Secretary and
                               Chief Financial Officer