Form 10-Q
period 1997-09-30
SEVENSON ENVIRONMENTAL SERVICES INC
filed 1997-11-14
CIK 846976

2              SECURITIES AND EXCHANGE COMMISSION

                         WASHINGTON, DC

                            FORM 10-Q

           Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

_________________________________________________________________

For Quarter Ended                  Commission File Number 0-17536
September 30, 1997


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

                    Yes __X___     No ______

Number of common shares outstanding as of the close of the period covered by this report: 1,620,075 shares of Common Stock and 4,702,975 shares of Class B Common Stock.

              SEVENSON ENVIRONMENTAL SERVICES, INC.

         Financial Statement For the Nine-Month Periods
              Ended September 30, 1997 and 1996 and
                 Independent Accountants' Report

SEVENSON ENVIRONMENTAL SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE DATA)
_________________________________________________________________


                                  September 30,  December 31,
                                     1997           1996
                                   (Unaudited)    (Audited)

ASSETS

CURRENT ASSETS:
  Cash and cash equivalents        $ 5,729        $ 1,472
  Marketable securities             44,713         48,125
  Accounts receivable               20,735         24,635
  Costs and estimated earnings on
     contracts in progress in excess
     of related billings             3,597          3,296
  Prepaid expenses and other current
     assets                            616            705
  Deferred income taxes                504            504
                                   _______        _______
     Total current assets           75,894         78,737
                                   _______        _______

PROPERTY AND EQUIPMENT:
  Land                                 308            308
  Buildings and improvements         3,484          3,413
  Construction and field equipment  17,617         15,697
  Vehicles                           5,590          5,425
  Office furniture and equipment     1,669          1,622
                                   _______        _______
                                    28,668         26,465
  Less accumulated depreciation     14,134         12,269
                                   _______        _______
     Total property and equipment   14,534         14,196
                                   _______        _______

OTHER ASSETS                        11,054          4,152
                                   _______        _______
TOTAL ASSETS                      $101,482        $97,085
                                   =======        =======


See notes to condensed consolidated financial statements.

SEVENSON ENVIRONMENTAL SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE DATA)
_________________________________________________________________

                                   September 30,   December 31,
                                       1997            1996
                                    (Unaudited)     (Audited)

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable:
     Current                            $ 6,990        $ 7,696
     Retentions                             543            580
  Note payable - current                    106            331
  Compensation, income taxes and
     other current liabilities            2,270          2,187
  Amounts billed in excess of costs
     and estimated earnings on
     contracts in progress                2,390          2,205
                                        _______        _______
       Total current liabilities         12,299         12,999
                                        _______        _______

DEFERRED INCOME TAXES                     2,961          1,951
                                        _______        _______
NOTES PAYABLE                             2,000          2,000
                                        _______        _______
STOCKHOLDERS' EQUITY:
  Common stock, $.10 par value;
     Authorized 12,000,000 shares,
     issued 1,943,975 and
     1,927,325 shares                       195            193
  Class B Common Stock, $.10 par
     value; Authorized 8,000,000
     shares, issued and outstanding
     4,702,975 shares                       470            470
  Additional paid-in capital             24,700         24,478
  Retained earnings                      61,426         58,455
                                        _______        _______
                                         86,791         83,596
  Treasury stock (323,900 shares
     common stock, at cost)              (3,723)        (3,723)
                                        _______        _______
                                         83,068         79,873
  Unrealized gain on marketable
     securities, net of taxes             1,249            357
  Cumulative translation adjustment         (95)           (95)
                                        _______        _______
     Total stockholders' equity          84,222         80,135
                                        _______        _______
TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY                 $101,482        $97,085
                                        =======        =======
See notes to condensed consolidated financial statements.

SEVENSON ENVIRONMENTAL SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
NINE-MONTH PERIODS ENDED SEPTEMBER 30, 1997 AND 1996 - (UNAUDITED) (IN THOUSANDS, EXCEPT PER-SHARE DATA)
_________________________________________________________________


                                         1997           1996

REVENUES                                $61,524        $56,324

COSTS AND EXPENSES:

  Direct and indirect costs              49,721         44,870

  Selling, general and administrative     7,512          6,526
                                        _______        _______
                                         57,233         51,396
                                        _______        _______
EARNINGS FROM OPERATIONS                  4,291          4,928

OTHER:
  Interest income                         1,659          1,565
  Interest expense                         (168)          (156)
  Realized gain on sale of
     marketable securities                  211             89
                                        _______        _______
                                          1,702          1,498
                                        _______        _______

EARNINGS BEFORE INCOME TAXES              5,993          6,426

INCOME TAXES                              2,050          2,142
                                        _______        _______

NET EARNINGS                            $ 3,943        $ 4,284
                                        =======        =======
WEIGHTED AVERAGE NUMBER OF SHARES
  OUTSTANDING                             6,311          6,320
                                        =======        =======

EARNINGS PER SHARE                      $  0.62        $  0.68
                                        =======        =======



See notes to condensed consolidated financial statements.

SEVENSON ENVIRONMENTAL SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
THREE-MONTH PERIODS ENDED SEPTEMBER 30, 1997 AND 1996 - (UNAUDITED) (IN THOUSANDS, EXCEPT PER-SHARE DATA)
_________________________________________________________________


                                         1997           1996

REVENUES                                $24,855        $23,374

COSTS AND EXPENSES:

  Direct and indirect costs              21,304         18,801

  Selling, general and administrative     2,334          2,265
                                        _______        _______
                                         23,638         21,066
                                        _______        _______

EARNINGS FROM OPERATIONS                  1,217          2,308

OTHER:
  Interest income                           527            489
  Interest expense                          (76)           (53)
  Realized gain on sale of
     marketable securities                  126             41
                                        _______        _______
                                            577            477
                                        _______        _______

EARNINGS BEFORE INCOME TAXES              1,794          2,785

INCOME TAXES                                599            969
                                        _______        _______

NET EARNINGS                            $ 1,195        $ 1,816
                                        =======        =======
WEIGHTED AVERAGE NUMBER OF SHARES
  OUTSTANDING                             6,317          6,307
                                        =======        =======

EARNINGS PER SHARE                      $  0.19        $  0.29
                                        =======        =======



See notes to condensed consolidated financial statements.

SEVENSON ENVIRONMENTAL SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE-MONTH PERIODS ENDED SEPTEMBER 30, 1997 AND 1996 -
(UNAUDITED) (IN THOUSANDS)
_________________________________________________________________


                                           1997        1996

CASH FLOWS FROM OPERATING ACTIVITIES:
  Cash receipts from customers           $ 65,324    $ 60,133
  Cash payments to subcontractors,
    suppliers and employees               (62,116)    (51,446)
  Interest received                         1,659       1,565
  Interest paid                              (168)       (156)
  Taxes paid                               (2,251)       (768)
  Tax refunds received                          8          77
                                         ________    ________
  Net cash provided by operating
    activities                              2,456       9,405
                                         ________    ________

CASH FLOWS FROM INVESTING ACTIVITIES:
  Investment purchased                    (10,273)    (10,553)
  Investment sold                          15,280       8,204
  Capital expenditures                     (2,246)     (3,377)
  Proceeds from sale of property and
    equipment                                  12           0
                                         ________    ________
  Net cash provided by (used in)
    investing activities                    2,773      (5,726)
                                         ________    ________

CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payments of debt                 (225)       (548)
  Debt proceeds                                 0          26
  Exercise of stock options                   224          31
  Acquisition of treasury stock                 0        (709)
  Dividends paid                             (971)       (972)
                                         ________    ________
  Net cash used in financing
    activities                               (972)     (2,172)
                                         ________    ________

NET INCREASE IN CASH AND
  CASH EQUIVALENTS                          4,257      (1,507)

CASH AND CASH EQUIVALENTS, BEGINNING
  OF PERIOD                                 1,472       4,226
                                         ________    ________

CASH AND CASH EQUIVALENTS, END OF
  PERIOD                                 $  5,729    $  5,733
                                         ========    ========

See notes to condensed consolidated financial statements.
                                                  (Continued)

SEVENSON ENVIRONMENTAL SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE-MONTH PERIODS ENDED SEPTEMBER 30, 1997 AND 1996 -
(UNAUDITED) (IN THOUSANDS)
_________________________________________________________________


                                           1997        1996
RECONCILIATION OF NET EARNINGS TO
  NET CASH PROVIDED BY OPERATING
  ACTIVITIES:
  Net earnings                           $ 3,943     $ 4,284
  Adjustments to reconcile:
    Depreciation and amortization          1,894       1,850
    Increase in cash value
      of life insurance                     (120)       (120)
    Gain on sale of marketable securities   (211)        (89)
    Provision for deferred income taxes      517         439
    Loss on sale of property and
      equipment                               17          25
  Change in assets and liabilities
    affecting cash flows:
    Accounts receivable                    3,899       2,392
    Material and supply inventories            8          (3)
    Costs and estimated earnings on
      contracts in progress in excess of
      related billings                      (301)       (386)
    Prepaid expenses and other current
      assets                                  81         185
    Other assets                          (6,796)       (498)
    Accounts payable                        (742)     (1,888)
    Compensation, income taxes and other
      current liabilities                     82       1,436
    Amounts billed in excess of costs and
      estimated earnings on contracts in
      progress                               185       1,778
                                         ________    ________

NET CASH PROVIDED BY OPERATING
  ACTIVITIES                             $ 2,456     $ 9,405
                                         ========    ========



See notes to condensed consolidated financial statements.


                                                     (Concluded)

ITEM 2 -  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Revenues for the quarter were $24,855,000, 6% higher than last year's third quarter revenues of $23,374,000. Higher backlog at the beginning of the quarter - $69.3 million versus $61.6 million at the same time the prior year - plus revenue contributed by a number of smaller contracts acquired during the quarter were responsible for the increase in revenue. During the quarter, the Company acquired a total of $33.1 million in new contracts or additions to existing contracts to end the quarter with a record backlog of $76.0 million. At the end of the third quarter last year, the Company's backlog was $65.6 million.

Gross margin (revenues less direct and indirect costs) percentage for the quarter was 14.3% versus 19.6% last year. The decline in gross margin was due principally to the recognition that revenue and profit from one of the Company's larger projects will ultimately be substantially less then previously estimated. The impact of this shortfall on earnings was 10 cents per share after tax.

Selling, general and administrative expense (SG&A) for the quarter was $2,334,000 compared to $2,265,000 last year, a 3% increase. The increase reflects increased operating activity.

Interest income rose to $527,000 from $489,000 last year. Higher interest rates were responsible for the increase.

The effective tax rate for the quarter was 33.4% compared to 34.8% last year. The decrease is attributable to lower earnings from operations.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities for the nine month period was $2,456,000 versus $9,405,000 in the same period last year. Lower net cash flow was due to higher payments to subcontractors, suppliers and employees which increased to $62,116,000 from $51,446,000 last year. The startup of a number of projects, including Other Asset expenditures of $6,575,000 relating to Brownfield redevelopment activities, during the third quarter required cash outlays which were not offset by receipts from those projects by the end of the period. Higher tax payments, $2,251,000 versus $768,000 last year, also contributed to lower net cash receipts.

Net cash provided by investing activities was $2,773,000 versus net cash used in investing activities of $5,726,000 last year. The principal source of the change from last year was the purchase and sale of investments. This year the Company realized net cash of $5,007,000 from the purchase and sale of investments as compared to last year when the Company used net cash of $2,349,000 in the purchase and sale of investments.

Capital expenditures (principally for field equipment) were $2,246,000 versus $3,377,000 last year. The difference indicates only timing differences in equipment purchase decisions. The Company continues to upgrade its fleet of field equipment by replacing older units and adding new units which suit its evolving needs.

As of September 30, 1997, the Company had working capital of $63,595,000 including $50,442,000 in cash and marketable securities. The Company believes that its existing funds and cash generated by operations will suffice to meet all working capital and capital investment needs for the foreseeable future.

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

          Item 3    Defaults Upon Senior Securities
                         Not Applicable

          Item 4    Submission of Matters to a Vote of Security
                    Holders
                         Not Applicable

          Item 5    Other Information
                         Not Applicable

          Item 6    Exhibits and Reports on 8-K
                         (a)  Exhibits:  None required.
                         (b)  Reports on Form 8-K.

                              No report on Form 8-K was filed
                              during the quarter (13 weeks) ended
                              September 30, 1997.

                           SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                         SEVENSON ENVIRONMENTAL SERVICES, INC.
                                     (Registrant)

Dated:  November 14, 1997


                         /s/William J. McDermott
                            William J. McDermott
                            Vice President, Secretary and
                            Chief Financial Officer

SEVENSON ENVIRONMENTAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 1997 AND 1996
_________________________________________________________________


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