Form 10-K
period 1997-12-31
SEVENSON ENVIRONMENTAL SERVICES INC
filed 1998-03-26
CIK 846976

SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC
                                 FORM 10-K

                  Annual Report Under Section 13 or 15(d)
                of the Securities and Exchange Act of 1934

                For the Fiscal Year Ended December 31, 1997
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

                        Yes __X____    No ________



Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements or incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]






                          Cover Page 1 of 2 Pages
                     Exhibit Index appears on Page 20

As of March 17, 1998, 2,652,752 shares of Common Stock were outstanding, and the aggregate market value (based on the closing bid price quoted on the National Market tier of the NASDAQ Stock Market on March 17, 1998) of the Common Stock held by non-affiliates was approximately $25 million. As of the same date, 7,476,400 shares of Class B Common Stock were outstanding.

       ------------------------------------------------------------

                    DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement for its 1998 Annual Meeting of Shareholders are incorporated by reference into Part III hereof and portions of the Registrant's 1997 Annual Report to Stockholders are incorporated by reference into Part II hereof.







































                          Cover Page 2 of 2 Pages
                     Exhibit Index appears on Page 20

                                  PART I

ITEM 1.   BUSINESS

General

Sevenson provides a comprehensive range of field services for the remediation of sites and facilities contaminated by hazardous materials ("site remediation"). These services include on-site treatment, containment, and excavation and removal of contaminated materials. The Company also decontaminates, demolishes and closes contaminated industrial facilities and provides industrial cleaning services. Sevenson has performed site remediation field services since 1979, when it was selected as the principal contractor for the remediation of the Love Canal site in Niagara Falls, New York. The Company also participates as an investor in ventures which acquire, cleanup and sell contaminated sites ("brownfields").

The Company's strategy has been to capitalize on its extensive hazardous waste site remediation experience. The Company believes that it is one of only a few national companies with such a high degree of expertise in site remediation services.

The Company does not own or operate offsite hazardous waste transportation, storage or disposal facilities. When required, the Company subcontracts with others for these services.

Since its inception, the Company has been successful in marketing its services to both private and public sector customers. The following table summarizes revenue contribution from these customers during the last three years:

Contract Revenues                     Years Ended December 31,
(Dollars in Thousands)
                                 1997           1996           1995
Public Sector                 $29.9 (37%)    $26.0 (30%)    $ 17.7 (17%)
Private Sector                $52.0 (63%)    $59.7 (70%)    $ 84.8 (83%)

Total                         $81.9          $85.7          $102.5

The Company's customers include major industrial corporations and government agencies. Since entering the business in 1979, the Company has performed over 675 contracts including contracts at 68 Superfund sites.

In performing its services, Sevenson emphasizes safety, quality and cost effectiveness. The Company performs most work with its own employees and equipment, which allows it to maintain a high degree of control over its operations.

The Company operates nationwide, but most of its operations are in the eastern United States. It currently operates through offices in Niagara Falls, New York, Delmont (Pittsburgh), Pennsylvania, Chadds Ford (Philadelphia), Pennsylvania, Chicago (Munster, Indiana) and Fayetteville (Atlanta), Georgia. The operations of Waste Stream Technology Inc., the Company's bioremediation and laboratory subsidiary, are conducted at office, laboratory and shop facilities in Buffalo, New York.

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

The Company's business is performing this third phase, the actual cleanup or "remediation" of a site. In so doing, the Company draws on project management expertise derived from over 19 years of hazardous waste site remediation experience. The Company believes that this expertise enables it to accurately assess the costs and risks of site remediation projects and that its experience and reputation for safe and timely completion of such projects give it a competitive advantage, especially for larger and more difficult projects.

While some firms in the environmental business offer services in more than one phase of the remediation process, the Company has chosen to focus on field cleanup operations. Sevenson believes that substantial business opportunities exist for the site remediation services which the Company provides and that broad-based public support for the cleanup of hazardous waste sites ensures that such opportunities will continue to flow.

Market Dynamics

Hazardous waste contamination of the environment first came to national attention in 1978 with publicity regarding the Love Canal site in Niagara Falls, New York. In the years that followed, public concern was heightened by the discovery of thousands of additional contaminated sites throughout the country and by the growing perception of the public health risk posed by these sites. In response to public concern, several regulatory statutes were enacted including the Comprehensive Environmental Response, Compensation, and Liability Act of 1980 ("Superfund"), the Superfund Amendments and Reauthorization Act of 1986 ("SARA"), and the RCRA Amendments of 1984, among others.

The Superfund program, other regulatory programs and pressure from Congress and the general public for the cleanup of hazardous waste sites sustain demand for site remediation services provided by the Company.

According to the EPA, as of September, 1997 there were 1,256 existing and proposed sites on the EPA's National Priorities List ("NPL"), of which 504 were in the completed or deleted categories. In addition to the NPL sites, there are thousands of other lesser contaminated sites which will require cleanup. As more hazardous waste sites move out of the study and design phases of the remediation process, the demand for site remediation services will increase.

Private sector expenditures for site remediation result in part from federal, state and local government efforts to force potentially responsible parties ("PRPs") to address and fund the remediation of contaminated sites. PRPs often take responsibility for the remediation process in an effort to control and minimize their liability. If the PRPs are not identifiable or decline to accept responsibility for a site, federal, state or local government agencies may fund the project directly and take legal action against the identifiable PRPs for recovery of expenses and damages. Also, ongoing efforts to finalize the regulations for the RCRA Corrective Action Program, which addresses the clean-up of active manufacturing facilities, should result in more private sector clean-up projects. However, there can be no assurance that these regulations will be finalized and, if finalized, how many cleanup projects may result.

Company Services

The Company's site remediation field services include on-site treatment, containment, and excavation and removal of contaminated materials and the decontamination and demolition of closed industrial plants. The Company provides one or a combination of these services, as required for the specific project.

On-Site Treatment. On-site treatment involves treating hazardous materials at the site to reduce or eliminate the hazardous properties of the materials. On-site treatment includes a variety of techniques which either eliminate the substance permanently, reduce its toxicity or volume, or stabilize its constituents for disposal on-site or off-site at a permitted disposal facility. Treatment methods used by the Company include stabilization and fixation, filtration, dewatering, air stripping and carbon adsorption, precipitation, bioremediation and thermal treatment.

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

Air striping and carbon adsorption involve passing contaminated liquids through a chamber of counterflowing forced air which strips away volatile contaminants. This air is then passed through an activated carbon filter which absorbs the contaminants.

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

Thermal Treatment involves the application of heat to remove and destroy contaminants present in a matrix, typically soil.

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

Containment cells are constructed to hold contaminated materials and prevent them from escaping into the surrounding environment. Construction typically requires the excavation and placement of soil, the building and installation of leachate collection systems, and the installation of clay and synthetic liners.

Surface caps are built over contaminated zones to prevent rainwater and surface water from entering the zone, becoming contaminated, and ultimately migrating to surrounding soil and groundwater. Surface caps can be installed on older landfills or surface impoundments as a permanent remedial solution or as a temporary measure prior to other forms of remediation. They are also installed on newly filled containment cells to provide long-term closure. These caps are typically made of clay and synthetic liners, which are covered with soil and plantings.

Slurry walls are relatively impermeable vertical barriers built below ground around a source of contamination to prevent the lateral movement of contaminated groundwater from the contaminated zone to the surrounding area. The walls extend from the ground surface down to an impermeable underground layer such as natural clay. Slurry walls are semi-permanent barriers which provide a relatively impermeable wall. The construction of slurry walls involves special techniques for constructing deep, narrow trenches and the careful mixing and placement of slurry ( a special mixture of water, clay and other materials).

Excavation and Removal. Excavation and removal involves the excavation of contaminated materials for containment, on-site treatment, or off-site disposal. When off-site disposal is required the Company subcontracts with licensed third parties for the transportation of the material for off-site disposal. As part of its quality control program, the Company regularly samples and analyzes excavated materials to verify that the contaminants are consistent with those identified in the remediation plan. To avoid undue liability exposure associated with the transportation and disposal of hazardous materials, the Company, as a matter of policy, will not assume title to, or the status of "generator" for such materials. Typically, the customer retains the status of generator and owner of the materials until disposal at which time the disposal facility operator assumes ownership.

Facilities Decontamination, Demolition and Closure

In addition to site remediation, the Company provides decontamination, demolition and closure services for deactivated industrial facilities.

Company personnel use various techniques to decontaminate facilities for reuse or prior to demolition and closure. Demolition and closure services include dismantling large structures, draining liquid wastes from pipes and tanks, removing above and below-ground tanks, cleaning and disposing of contaminated equipment, and controlled demolition. While the Company may remove relatively small amounts of asbestos incident to its facilities decontamination services, it does not generally perform asbestos removal.

Industrial Cleaning Services

The Company uses hydroblasting and vacuuming to dislodge and remove deposits, wastes and debris from boilers, process equipment, pipes, tubes, drains, vessels, sumps and other facilities in operating industrial plants. Hydroblasting is the application of high pressure (up to 10,000 psi) streams of water to the area or surface to be cleaned. Vacuuming is accomplished using truck mounted wet/dry vacuum units capable of moving up to 5,000 cubic feet of air per minute.

Brownfields

The Company participates in ventures which acquire, cleanup and sell contaminated sites ("brownfields"). The Company's participation generally will involve acting, through a subsidiary, as an investor in the venture, as well as the remediation contractor.

Operations

Project Management. At the proposal stage, each major project is assigned to one of the Company's six Operations Divisions. Project proposals are prepared under the supervision of the Operations Division Manager by estimators who have broad experience in project management and field operations, and who are therefore knowledgeable in assessing the cost and time frame required to complete a project. Estimators work with field and technical personnel on an ongoing basis to keep current on changes in the Company's operating capabilities. When a contract is obtained, the project is assigned a project manager who maintains overall project responsibility, a project engineer who tracks progress and is responsible for quality control, a superintendent who is responsible for all field operations, and a safety officer who is responsible for implementing the site safety plan. Field production and related costs are monitored daily by the project engineer and project manager. On a weekly basis such costs are reviewed by the Operations Division Manager and compared against the original project budgets.

Quality Control. To ensure and document that remediation plan requirements are met, the Company develops a quality control program for each project. Such a program involves a schedule of observation, sampling and testing throughout each phase of the project to determine whether project specification requirements are being achieved.

Health and Safety. For each project, the Company's health and safety staff develops a comprehensive health and safety program designed to address the specific exposures anticipated to be encountered during the project. The programs generally address daily employee hygiene, use of required safety devices, monitoring of hazards, and employee training. Every program requires the monitoring of employee health through physicals at the beginning and end of the project for all employees. The Company's commitment to health and safety is reflected by citations and awards which the Company has received from both public and private sector customers and by the Company's Workers Compensation experience rating which has consistently indicated a loss rate well below average.

Equipment. The Company seeks to maintain high utilization of its equipment. Prior to purchasing specialized equipment, the Company first determines how the cost of such equipment can be fully amortized over one or two projects. The Company seeks to avoid purchasing equipment which will not provide an immediate, substantial return on investment and also a continuing, regular return thereafter.

Marketing

Sevenson's markets its services nationwide with concentration in the eastern United States.

The Company's marketing activities are primarily conducted by senior technical and management professionals. They are responsible for contacting appropriate representatives of corporations known to have specific problems and maintaining communication with consulting engineering firms, analytical laboratories and specialty contractors as a source of potential new business. The Company also participates in industrial and hazardous waste trade shows. In the public sector, the Company monitors government contract procurements and responds to requests for proposals and for competitive bids.

Approximately 78%, 87% and 86% of revenues for 1997, 1996 and 1995, respectively, were the result of work awarded on the basis of competitive bids in both the public and private sectors.

Customers

The Company's two largest customers in 1997 each accounted for 28% of 1997 revenues. The Company's two largest customers in 1996 each accounted for 22% of 1996 revenues. The Company's largest customer in 1995 accounted for 23% of 1995 revenues. No other customer accounted for more than 10% of total revenues in any of the three years in the period ended December 31, 1997. Because of the nature of the Company's business, which involves large, discrete contracts often completed within one year, customers that account for a significant portion of revenue in one year may represent an immaterial portion of revenue in subsequent years. The Company believes that the loss of the United States government as a customer would have a material adverse effect on its business.

Backlog

On February 28, 1998, the Company had an estimated backlog of work under contracts believed to be firm of approximately $69.3 million, as compared with an estimated backlog of approximately $62.0 million and $58.5 million on February 28, 1997 and February 28, 1996, respectively.

The value of backlog is subject to change as the scope of work on projects changes. Customers generally retain the right to change the scope of work and to receive an appropriate increase or decrease in the contract price.

Government agencies always, and private sector customers usually, retain the right to terminate contracts with the Company at any time, with or without cause. As a result, substantially all of the Company's backlog of $69.3 million at February 28, 1998 is subject to such right of termination.

The Company believes that backlog is not necessarily indicative of revenues to be earned by the Company in the current year or subsequent periods.

Insurance and Bonding

The Company currently maintains general liability insurance policies with aggregate limits of $17 million. These policies contain standard exclusions, including exclusions of claims arising out of actual, alleged or threatened discharge, dispersal or release of pollutants. Some projects require the Company to purchase a policy of pollution liability insurance for the project. The Company has been able to purchase such policies on all projects which have required them.

In general, government entities, and to a lesser extent, private sector customers, require the Company to obtain surety bonds as security for the Company's completion of a contract.

The Company has been able to secure all the insurance and surety bonding required by all contracts which it has received. However, there is no assurance that insurance will continue to be available, that the possible types of liabilities that may be incurred by the Company will be covered by its insurance or that the liabilities incurred by the Company, although covered, will not exceed the limits of such policies. Also, there is no assurance that the Company will continue to be able to obtain surety bonds or that the surety bonds the Company is able to obtain will be adequate for its business needs.

Competition

The Company competes with both small and large companies in each aspect of its business, although no company is dominant.

Some of the Company's competitors possess certain capabilities which the Company does not, including professional engineering services and off-site transportation, storage and disposal capabilities. The Company often uses subcontractors to provide these capabilities, but the broader capabilities of some of the Company's competitors may give them an advantage in obtaining certain projects.

The Company believes the principal competitive factors in the site remediation industry are price, reputation, experience, technical proficiency and financial strength. The Company believes it effectively competes on the basis of these factors.

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

The Superfund Amendments and Reauthorization Act of 1986 ("SARA") specifically provides that contractors deemed "response action contractors" with respect to any release or threatened release of a hazardous substance in connection with a site on the NPL are not, subject to certain exceptions, liable under Superfund or any other federal law to any person for injuries, costs, damages, expenses or other liabilities which result from such release or threatened release. The Company may be a response action contractor in respect to a portion of the work it performs. This protection only applies to releases or threatened releases on NPL sites. This protection does not apply in the case of a release that is caused by the negligence or intentional misconduct of the response action contractor. Further this protection does not affect the liability of any person under any warranty under federal, state or common law, the liability of any person under state statutory or common law or the liability of any employer who is a response action contractor to any employee under any provision of law. Certain states, including New York, have similar protections for response action contractors.

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

Employees

As of March 17, 1998, the Company had 231 full-time employees of whom 11 were officers, 68 were project management, engineering and estimating personnel, 39 were scientists and technical personnel, 6 were in business development and marketing, 35 were administrative personnel and 72 were field and shop personnel. In addition, the Company employs from 150 to 200 field workers on an as-needed basis. The Company's ability to retain and expand its staff of qualified engineers, estimators, technicians and field personnel will be an important factor in the Company's future success. To date the Company has not experienced difficulty in attracting and retaining qualified personnel and does not expect difficulty in the foreseeable future.

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

The following table summarizes the location and character of all significant property owned or leased by the Company as of February 28, 1998:

   Property             Location        Square Footage   Lease Expiration

Headquarters, shop
and yard facilities   Niagara Falls, NY     55,000       Owned

Office                Delmont, PA            3,000       Owned

Office                Chadds Ford, PA        4,600       July 31, 1999

Office                Fayetteville, GA       2,000       August 31, 1998

Office                Munster, IN            2,050       November 30,1999

Waste Stream
Technology Inc.       Buffalo, NY           52,000       Owned


ITEM 3.   LEGAL PROCEEDINGS

No material legal proceedings to which the Company is a party are pending except a suit for patent infringement in which a jury returned a verdict of $975,000 against the Company during the second quarter of 1997. The Company believes it has meritorious basis for challenging the verdict and is doing so. The patent in suit expired in 1994 and thus will have no effect on current or future operations or results. The Company knows of no legal proceedings pending or judgments entered against any director or officer of the Company in his or her capacity as such.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.


EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers of the Company and their respective ages and positions with the Company are as follows:

    Name             Age                Title
Michael A. Elia       46   President, Chief Executive Officer, Director
Laurence A. Elia      47   Vice President and Director
Richard A. Elia       44   Executive Vice President and Director
William J. McDermott  48   Vice President-Finance, Secretary and Director
Dena M. Armstrong     40   Treasurer, Assistant Vice President-Finance and
                             Director

Michael A. Elia has served as Chief Executive Officer of the Company since 1984. From 1982 to 1984 he served as Vice President in charge of all civil, heavy and highway construction operations of the Company and from 1979 to 1982 he was a project manager with the Company. He received his B.S. degree in Civil Engineering from Villanova University.

Laurence A. Elia has served as a Vice President of the Company since 1975 and in various executive capacities prior to that time. He is President of the Company's wholly-owned Canadian subsidiary. He received his A.B. and B.S. degrees in Engineering from Dartmouth College.

Richard A. Elia has served as a Vice President of the Company since 1982 and in various executive capacities prior to that time. From 1979 to 1982 he served as project manager for many major projects. He received his B.S. degree in Business Administration from Villanova University.

William J. McDermott has served as Vice President-Finance of the Company since 1986. From 1975 to 1986 he served as legal counsel and in various executive capacities with the Company. He received his J.D. and B.S. (Civil Engineering) degrees from the State University of New York at Buffalo. He is a member of the New York Bar.

Dena M. Armstrong joined the Company in 1975. She served in various project and headquarters administrative positions form 1975 to 1982. Since 1982 she has served as Assistant Vice President-Finance. She received her B.S. degree from Niagara University.

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

The following table sets forth the high and low price of the Company's Common Stock as reported by the NASDAQ National Market System for the periods indicated (all prices are adjusted to reflect the eight-for-five stock split in the form of a 60% stock dividend which occurred in October,
1997):

YEAR           QUARTER        HIGH        LOW

1997           4th Quarter    14 1/2      10
               3rd Quarter    15          12
               2nd Quarter    13           9 1/2
               1st Quarter    11 3/8       9 1/2

1996           4th Quarter    11 3/8       9 1/2
               3rd Quarter    11 3/8       9 1/2
               2nd Quarter    12 7/8       9 7/8
               1st Quarter    12           9 1/2

YEAR           QUARTER        HIGH        LOW

1995           4th Quarter    11 7/8      10 3/8
               3rd Quarter    13 3/4      10 5/8
               2nd Quarter    12 1/4       9 7/8
               1st Quarter    10 1/2       9 1/2


(b) Approximate Number of Holders of Each Class of Common Stock. As of March 17, 1998, 2,652,725 shares of the Company's Common Stock were outstanding and the number of holders of record of that class on that date was 55. Because a substantial number of the Company's Common shares are held in street name, the Company believes that the number of beneficial owners of its Common Stock exceeds 700. As of the same date, there were 7,476,400 shares of the Company's Class B Common Stock outstanding which were held by five stockholders or in trust for their minor children.

(c) Dividends. Since the third quarter of 1994 the Company has paid a regular quarterly dividend. For the fourth quarter of 1997, the dividend rate paid was 3.5 cents per share of Common Stock and 3.18 cents per share of Class B Common Stock.

ITEM 6.   SELECTED FINANCIAL DATA

The information included under the caption "Five Year Selected Financial Data" on page 5 of the Sevenson Environmental Services, Inc. 1997 Annual Report to Stockholders is incorporated herein by reference.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL DATA
          AND RESULTS OF OPERATIONS

"Management's Discussion and Analysis" on pages 6 through 8 of the Sevenson Environmental Services, Inc. 1997 Annual Report to Stockholders is incorporated herein by reference.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Consolidated Balance Sheets of the Company and its subsidiaries at December 31, 1997 and 1996, and the related Consolidated Statements of Earnings, Stockholders' Equity and Cash Flows for each of the three years in the period ended December 31, 1997, together with the report thereon of Deloitte & Touche LLP dated February 6, 1998, are contained on pages 9 through 23 of the Sevenson Environmental Services, Inc. 1997 Annual Report to Stockholders and are incorporated herein by reference. Supplementary quarterly financial information contained on page 22 under "Quarterly Results" is incorporated herein by reference.

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

                                 PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information regarding Directors is contained under the caption "Election of Directors" in the Company's definitive Proxy Statement involving the election of directors at its 1998 Annual Meeting of Stockholders which the Company will file with the Securities and Exchange Commission pursuant to Schedule 14A under the Securities Exchange Act of 1934, as amended, not later than 120 days after December 31, 1997 and is incorporated herein by reference. Information related to Executive Officers of the Company appears on page 13 of this Annual Report on Form 10-K.

ITEM 11.  EXECUTIVE COMPENSATION

This information is contained under the captions "Executive Compensation", "Compensation Committee Interlocks and Insider Participation" and "Five-Year Stockholder Return comparison" in the Company's definitive Proxy Statement related to its 1998 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

This information is contained under the caption "Security Ownership of Management and Principal Stockholders" in the Company's definitive Proxy Statement related to its 1998 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

This information is contained under the caption "Certain Transactions" in the Company's definitive Proxy Statement related to its 1998 Annual Meeting of Stockholders and is incorporated herein by reference.


                                  PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  The following documents are filed as part of this report:

     1. The financial statements and report of independent public accounts set forth on pages 9 through 23 of the Sevenson Environmental Services, Inc. 1997 Annual Report to Stockholders are incorporated by reference into this Annual Report on 10-K.

     2.   Financial statement schedules.

          The following financial statement schedules should be read in conjunction with the financial statements incorporated by reference in Item 8 of this Form 10-K Annual Report:

                                                          Page
          Independent Auditor's Report on Schedules......  18
          Valuation and Qualifying Accounts..............  19

          Schedules other than those listed above are omitted because of the absence of the conditions under which they are required or because the information called for is included in financial statements or notes thereto.

     3. Exhibits - See the Exhibit Index on page 21 of this Annual Report on Form 10-K.

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

(b) Report on Form 8-K. No reports on Form 8-K were filed by the Company during the last quarter of its fiscal year ended December 31, 1997.

(c)  Exhibits Filed.  See Item 14(a)(3) above.

(d)  Financial Statement Schedules.  See Item 14(a)(2).

                                SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 17th day of March, 1998.


                         SEVENSON ENVIRONMENTAL SERVICES, INC.


                         /s/ William J. McDermott
                             William J. McDermott
                             Vice President and Chief Financial Officer



Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report has been signed on the 17th day of March, 1998 by the following persons in the capacities indicated:


/s/ Michael A. Elia                       /s/ Arthur A. Elia
Michael A. Elia, Director and             Arthur A. Elia, Director
President (Chief Executive Officer)

/s/ Richard A. Elia                       /s/ Laurence A. Elia
Richard A. Elia, Director and             Laurence A. Elia, Director and
Executive Vice President                  Vice President


/s/ William J. McDermott                  /s/ Dena M. Armstrong
William J. McDermott, Director, Vice      Dena M. Armstrong, Director,
President and Secretary (Chief            Treasurer and Assistant Vice
Financial Officer)                        President


/s/ Joseph J. Castiglia                   /s/ Robert S. Kelso
Joseph J. Castiglia, Director             Robert S. Kelso, Director

Deloitte &
  Touche LLP
_____________                 ____________________________________________
                              Suite 250           Telephone: (716)843-7200
                              Key Bank Tower      Facsimile: (716)856-7760
                              50 Fountain Plaza
                              Buffalo, New York 14202


INDEPENDENT AUDITORS' REPORT ON SCHEDULES


We have audited the consolidated financial statements of Sevenson Environmental Services, Inc. and subsidiaries as of December 31, 1997 and 1996, and for each of the three years in the period ended December 31, 1997, and have issued our report thereon dated February 6, 1998; such consolidated financial statements and report are included in your 1997 Annual Report to Stockholders and are incorporated herein by reference.
Our audits also included the financial statement schedule of Sevenson Environmental Services, Inc. and subsidiaries, listed in Item 14. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.


DELOITTE & TOUCHE LLP

February 6, 1998

SEVENSON ENVIRONMENTAL SERVICES, INC.                                                SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS
____________________________________________________________________________________________________
COLUMN A                 COLUMN B       COLUMN C                      COLUMN D       COLUMN E

                                                Additions
                                        _________________________
                         Balance at     Charged to     Charged to
                         Beginning      Cost and       Other                         Balance at
Description              of Period      Expenses       Accounts       Deductions     End of Period
Allowance for doubtful
accounts:

1995                     $ 40,575       $ 0            $ 0            $ 0            $ 40,575
1996                       40,575         0              0              0              40,575
1997                       40,575         0              0              0              40,575





                               EXHIBIT INDEX

Exhibit No.

3.1*      Certificate of Incorporation
3.2*      By-Laws.
9** Voting Agreement dated April 3, 1989 among Michael A. Elia, Laurence A. Elia, Richard A. Elia, Alan Elia, Jr., and William J. McDermott.
10.2* Agreement dated October 30,1981 between the Company and the Arthur A. Elia Trust, as amended and promissory note in the principal amounts of $1,000.000.
10.3*     Agreement dated October 30, 1981 between the Company and the Alan
          R. Elia Trust, as amended, and promissory note in the principal amount of $1,000,000.
10.5** Stockholders Agreement dated April 3, 1989 among the Company, Michael A. Elia, Laurence A. Elia, Richard A. Elia, Alan Elia, Jr., and William J. McDermott.
10.6 Agreement dated as of January 1, 1997 between the Company and SCC Contracting, Inc.
10.7 Agreement dated as of January 1, 1997 between the Company and Sevenson Hotel Associates, Inc.
10.8** Tax Indemnity Agreement dated April 1, 1989 among the Company, Sevenson Environmental Ltd., SCC Contracting, Inc., Michael A. Elia, Laurence A. Elia, Richard A. Elia, Alan Elia, Jr., and William J. McDermott.
10.9* Indemnity Agreement dated April 17, 1989 among the Company, Sevenson Environmental Ltd., SCC Contracting, Inc., Albert Elia Building Company, Inc., Afore, Inc., Michael A. Elia, Laurence A. Elia, Richard A. Elia, Alan Elia, Jr., and William J. McDermott.
10.10* Split Dollar Insurance Agreement, dated March 1, 1984 between the Company and Michael A. Elia.
10.11* Split Dollar Insurance Agreement, dated March 1, 1984 between the Company and Laurence A. Elia.
10.12* Split Dollar Insurance Agreement, dated March 1, 1984, between the Company and Richard A. Elia.
10.13* Split Dollar Insurance Agreement, dated March 1, 1984, between the Company and William J. McDermott.
10.14*    Sevenson Environmental Services, Inc. Pension Plan.
10.15*    Sevenson Environmental Services, Inc. Profit Sharing Plan.
10.16*    1989 Sevenson Environmental Services, Inc. Incentive Stock Plan.
10.17** Option Agreement dated April 17, 1989 between the Company and Alan R. Elia, Sr.
13 Sevenson Environmental Services, Inc.'s 1997 Annual Report to Stockholders (such report, except for those portions thereof which are expressly incorporated by reference in this Form 10-K Annual Report, is furnished for the information of the Commission and is not to be deemed "filed" as part of the Form 10-K).
21        Subsidiaries of the Registrant.


* Incorporated by reference to the same exhibit numbers in the Company's registration statement on Form S-1 (File No. 0-17536).

**Incorporated by reference to the same exhibit numbers in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1990 (File No. 0-17536).

                                EXHIBIT 13

                    1997 Annual Report to Stockholders

Corporate Profile

Sevenson provides a comprehensive range of services for the remediation of sites and facilities contaminated by hazardous materials. Founded as a general construction business in 1917, Sevenson entered the remediation business in 1979 when it became the principal contractor for the remediation of the Love Canal site, Niagara Falls, New York. Headquartered in Niagara Falls, New York, the Company and its subsidiaries also maintain offices in Pittsburgh and Philadelphia, Pennsylvania; Atlanta, Georgia; Buffalo, New York; and Chicago, Illinois. Present full-time employees number 231. Trading in Sevenson's common stock is reported on the National Market tier of The Nasdaq Stock Market under the symbol SEVN.


Notice of Annual Meeting

The Annual Meeting of the Stockholders of Sevenson Environmental Services, Inc., will be held on Tuesday, May 19, 1998 at 10:00 a.m. EDT at the Comfort Inn, One Prospect Point, Niagara Falls, New York 14303.


Contents
                                                            Page
Annual Message to Stockholders                              2-4
Financial Review                                            5-8
Consolidated Statements of Earnings                         9
Consolidated Balance Sheets                                 10-11
Consolidated Statements of Cash Flows                       12-13
Consolidated Statements of Stockholders' Equity             14
Notes to Consolidated Financial Statements                  15-22
Independent Auditors' Report                                23
Management                                                  24
Corporate Information                                       24


Forward-Looking Statement

Certain statements and information included herein constitute "forward-looking statements" within the meaning of the Federal Private Securities Litigation Reform Act of 1995. These forward-looking statements can generally be identified as such because the context of the statement will include words such as the Company "believes", "expects", "anticipates", "hopes", or words of similar import. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance, or achievements of the Company to be materially different from any future results, performance, or achievements expressed or implied in such forward-looking statements. You are urged to review the Company's Annual Report on Form 10-K for the year ended December 31, 1997, as well as all reports filed by the Company subsequent to the Form 10-K with the Securities and Exchange Commission under the Securities Exchange Act of 1934.

Financial Highlights

For the years ended December 31
(In thousands except per share data)    1997           1996        1995

INCOME STATEMENT

Revenue                                 $81,939        $85,749     $102,472
Net Earnings                            $ 4,719        $ 6,282     $ 10,119
Earnings Per Share                      $  0.47        $  0.62     $   1.00

Dividends Paid Per Share:
Common                                  $  0.14        $  0.14     $   0.07
Class B Common                          $  0.13        $  0.13     $   0.06
Weighted Average Common Shares
  Outstanding                            10,104         10,106       10,150

BALANCE SHEET

Cash, Cash Equivalents and Marketable
  Securities                            $51,612        $49,597     $ 48,700
Working Capital                         $62,643        $65,738     $ 64,777
Total Assets                            $99,272        $97,085     $ 93,281
Long-Term Debt                          $ 2,000        $ 2,000     $  2,000
Stockholders' Equity                    $84,373        $80,135     $ 75,715

Annual Message to Stockholders

After a difficult 1996, I expected progress and improvement in 1997. The year began with good business conditions and with a record backlog of work. The first and second quarters actually did show improvement. The disappointment occurred in the third and fourth quarters when the indefinite postponement of two larger projects constrained revenue while revenue and margin shortfalls at two other projects impacted earnings.

The problems we encountered in the third and fourth quarters were unrelated to each other and to industry conditions in general. The postponement of projects occurs from time to time. Revenue and margin shortfalls at particular projects also occasionally occur. What was unusual in 1997 was the coincidence of these several negative developments with an absence of compensating positive ones.

Revenue was reduced also by the loss of contracts to aggressive bidding by competitors. For a number of years aggressive bidding has been typical for contracts under $5 million. In the second half of 1997, we saw not only fewer new contract opportunities but those we did see consisted almost entirely of contracts under $5 million. This reflected, some in our industry say, a slackening of enforcement by regulatory agencies. Whether this is so or not, the flow of new projects did not meet my expectations.

I expect the Company will continue to face a challenging competitive situation in 1998. Demand is not expected to change dramatically either in the total value or size of remediation contracts awarded. Contracts under $5 million in value will, as always, make up the majority of contracts we must compete for. On the supply side, consolidation is helping to reduce industry overcapacity. However, new entrants will offset somewhat the positive effects of this trend.

To compete in an increasingly competitive market, the Company will continue to emphasize value-added services. Environmental cleanup projects generally offer many opportunities for value-added contractor input. Drawing on almost 20 years of hazardous waste experience, the Company can offer customers money-saving engineering alternatives and risk sharing contracting terms which competitors, especially new entrants, cannot conceive or match. The Company's success over the last several years with this approach is something that we are capitalizing upon to win repeat business and to convince new customers to choose Sevenson.

The Company is also targeting new projects which are technically or operationally more challenging. Such projects attract fewer bidders because of their greater difficulty. Ideally, they involve some special technical capability or specialized equipment which the Company possesses. The Company has an excellent track record of winning and successfully completing such projects.

Until the mid '90s, environmental cleanup was driven almost exclusively by government enforcement. With public budgets under pressure, a shift away from regulatory pressure to economic incentive has been taking place. Changes being enacted in regulatory requirements and liability standards are designed to encourage voluntary cleanup of "brownfield" sites. The Company is participating in brownfield cleanup both in its traditional role as a cleanup contractor and as an investor in the sites themselves. In 1997 the Company realized its first profits from a brownfield venture. At the end of 1997 the Company had over $8 million invested in brownfield sites and was looking for further opportunities.

Notwithstanding the challenges we face, I am hopeful that 1998 will reverse the trend of the last two years. Our backlog at the beginning of the year was a satisfactory $61 million and we are having success in adding new contracts. We are making improvements in operations and cost control which should enhance our profitability. In all, I look forward to being able to report progress to you as the year unfolds. In the meanwhile, I am grateful for your continuing support.

Cordially,

Michael A. Elia
President and Chief Executive Officer

February 6, 1998

SEVENSON ENVIRONMENTAL SERVICES, INC.

Financial Review

Five-Year Selected Financial Data (In thousands, except per share amounts)

                                             Years Ended December 31,
                                      1997        1996       1995        1994       1993
INCOME STATEMENT DATA:
Revenue                            $ 81,939    $ 85,749    $102,472    $77,654    $69,176
Earnings from Operations              3,670       6,946      13,851     11,524      9,831
Net Earnings                          4,719       6,282      10,119      9,005      6,775
Basic and Diluted Earnings
  Per Share                        $   0.47    $   0.62    $   1.00    $  0.89    $  0.67

BALANCE SHEET DATA:
DECEMBER 31
Working Capital                    $ 62,643    $ 65,738    $ 64,777    $60,130    $52,592
Total Assets                         99,272      97,085      93,281     87,625     71,766
Long-Term Debt (including current
  maturities)                         2,000       2,000       2,000      2,000      2,000
Stockholders' Equity                 84,373      80,135      75,715     66,240      57,920


Applicable per share amounts have been restated for the Company's stock split






Management's Discussion and Analysis of Financial Condition and Results of Operations

SEVENSON ENVIRONMENTAL SERVICES, INC.

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

                                      Years Ended December 31,
                                    1997           1996        1995

Revenue                             100.0%         100.0%      100.0%
Gross Profit                         16.8           19.3        21.9
Selling, General &
  Administrative Expenses            12.3           11.2         8.4
Earnings from Operations              4.5            8.1        13.5
Earnings Before Income
  Taxes                               8.5           10.9        15.6
Net Earnings                          5.8            7.3         9.9


1997 Versus 1996 - Revenue for 1997 was $81.9 million, 4% lower than 1996's revenue of $85.7 million. Revenue was affected by postponement of two large projects which were postponed for reasons specific to the affected projects. A further cause of lower revenue was the Company's loss of potential contracts to aggressive bidding by competitors. While aggressive bidding is not unusual, it was a greater factor in 1997 due to the size of projects out for bid, which were generally smaller and thus attracted more bidders.

At the end of the year, the Company's backlog of signed contracts stood at $61 million compared to $65 million a year earlier. Backlog was lower despite the fact that backlog at the end of the third quarter was a record $76 million. In the fourth quarter a paucity of new contract opportunities and competition combined to lower backlog.

Gross profit margin for 1997 was 16.8% versus 19.3% the prior year. Gross margin was lower due to a revenue shortfall on one larger project, and, to a lesser extent, by higher than expected costs on others. Margin varies from project to project depending upon the nature of the project, competition and the impact of operational conditions upon project execution; these factors are unique to each project. Prior to 1996, the Company's overall gross margin for each year was in the range of 20% to 25%. Gross margin for 1997 of 16.8% was substantially below this range due principally to the impact of two projects. Without these two projects, which had combined 1997 revenue of $9 million, gross margin would have been 20.9%.

Partially offsetting lower project gross margin was lower indirect cost, which raised overall gross margin by about 1%. Indirect costs were lower due principally to lower insurance costs.

Selling, general and administrative expense increased 5% to $10.1 million from $9.6 million in 1996. Increases in legal and travel expense were the principal contributors to the increase. Legal expense was higher due to litigation costs.

Interest income was $2.4 million, up 9% from the prior year's interest income of $2.2 million. Higher interest rates and invested balances combined to produce the increase.

In 1997, the Company realized a gain of $300,000 on the sale of its ownership interest in a brownfield site, the Company's first completed brownfield venture.

The effective tax rate was 32.5% versus 32.8% for 1996. The lower effective rate was chiefly due to lower earnings from operations as a percentage of pre-tax earnings versus interest income. Interest income consists primarily of tax exempt and dividend income which have a lower effective tax rate.

1996 Versus 1995 - Revenue for 1996 was $85.7 million, a 16% decline from 1995's revenue of $102.5 million. Revenue was lower due to the difficulty the Company and the industry in general experienced in obtaining new contracts during a period which extended from the third quarter of 1995 into the second quarter of 1996. This difficulty was chiefly due to delays in awards of federally-funded projects associated with the federal budget impasse of that period. The impasse directly affected federal contracts which the Company was anticipating and indirectly affected privately funded cleanup projects by causing an increase in competition for those projects. As the year progressed, conditions gradually improved and the Company experienced greater success in securing contracts. By the end of the year, the Company had secured a record $107 million in new contracts or additions to existing contracts and had a contract backlog of $65 million, which was also a record.

Gross profit margin was slightly lower at 19.3% compared to 21.9% in 1995. The Company considers the gross margin achieved in 1996 to be slightly below, and in 1995 to be within, the normal range. The decline in gross margin percentage in 1996 from the previous year is attributed to the above-mentioned increase in competition for privately funded projects and to the fact that revenue from larger projects, which have higher margins, constituted a lower percentage of total revenue than in the previous year.

Also contributing to lower gross margin was higher indirect costs. The largest increase in indirect cost occurred in equipment depreciation expense. Other significant increases occurred in equipment-related expense and in insurance expense. Higher equipment-related expenses were incurred in servicing the Company's larger fleet of equipment and in renting specialized equipment necessary to service certain projects. Insurance expense was higher due to a reserve for an accident involving an employee.

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

1997                                  Net
Quarter             Revenue           Earnings
                         (In thousands)
1st                 $15,655           $   714
2nd                  19,945             2,034
3rd                  24,855             1,195
4th                  21,484               776

1996                                  Net
Quarter             Revenue           Earnings
                          (In thousands)
1st                 $13,858           $   483
2nd                  19,092             1,985
3rd                  23,374             1,816
4th                  29,425             1,998


Liquidity and Capital Resources - Net cash provided by operating activities was $10.8 million versus $9.0 million the prior year. Higher cash receipts from customers accounted for the increase. Revenues were higher in the first three quarters, but lower in the fourth, versus the prior year. This resulted in increased cash receipts from customers during the year and lower accounts receivable at year end.

Net cash used in investing activities was $6.6 million versus $9.4 million the prior year. The difference was due to increased investments in brownfield sites, offset by lower capital expenditures. In 1997 the Company continued to invest in brownfield sites. During the year the Company also completed the cleanup and sale of a brownfield site.

Capital expenditures were lower in 1997 relative to 1996 and 1995. However, capital expenditures in those two earlier years were high by historical standards. At $2.6 million, capital expenditures in 1997 were more consistent with years prior to 1995. The higher expenditure in 1996 and 1995 were principally related to the Company's expansion of its dewatering and water treatment operations in those years. Future capital expenditures will depend upon the nature and needs of future projects.

The Company paid a regular quarterly dividend of 3.5 cents per share of Common Stock and 3.18 cents per share of Class B Common Stock. Total dividends paid were $1.3 million.

The Board of Directors has authorized the repurchase of up to 800,000 shares of which 518,240 had been repurchased through December 31, 1997. However, no shares were repurchased during 1997.

In 1995 the Board of Directors authorized the Company to pursue the business strategy of acquiring, cleaning-up and disposing of "brownfield" sites, real property that is unmarketable or of substantially reduced value due to the presence of contamination. In 1996 the Company acquired interests in, and commenced the cleanup process at, two brownfield sites. In 1997 the cleanup and sale of one of these sites were completed and the Company acquired interests in one additional site. At the end of 1997, the Company's investment in brownfield sites was $8.6 million. The Company will invest further funds in the cleanup of the two remaining sites and intends to make further investments in the brownfield redevelopment business. The Company's ultimate, total investment in this business will depend upon the Company's success in finding and acquiring suitable brownfield sites.

On December 31, 1997, the Company had working capital of $62.6 million versus $65.7 million a year earlier. Working capital included $51.6 million in cash, cash equivalents and marketable securities. The Company expects that existing funds and cash generated by operations will be sufficient to meet all working capital and capital investment needs for the foreseeable future.

The Company has available from a bank a $5 million line of credit for stand-by letters of credit secured by marketable securities and a $5 million unsecured working capital line of credit. As of December 31, 1997, there were no outstanding letters of credit or borrowing against these lines.

The Company is aware of the "Year 2000" issue which affects most corporations and concerns the inability of information systems, primarily computer software programs, to properly recognize and process date-sensitive information relating to the Year 2000 and beyond. The Company believes it is pursuing appropriate courses of action to identify and address Year 2000 compliance including efforts to obtain assurances from its software vendors regarding compliance. The Company believes that it is on schedule to complete its Year 2000 initiatives and does not expect that the cost of compliance will have a material effect on its financial position or results of operations.

SEVENSON ENVIRONMENTAL SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS
YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
(IN THOUSANDS, EXCEPT SHARE DATA)
_________________________________________________________________
                              1997           1996           1995

REVENUES (Note 11)       $   81,939     $   85,749     $  102,472
                         __________     __________     __________
COSTS AND EXPENSES:
  Direct and indirect
    costs:                   68,214         69,217         80,009
  Selling, general and
    administrative           10,055          9,586          8,612
                         __________     __________     __________
                             78,269         78,803         88,621
                         __________     __________     __________

EARNINGS FROM OPERATIONS      3,670          6,946         13,851
                         __________     __________     __________
OTHER:
  Interest income             2,385          2,168          2,255
  Interest expense             (226)          (206)          (205)
  Realized gain on sale of
    marketable securities       863            414             62
  Realized gain on sale of
    real estate                 299              0              0
                         __________     __________     __________
                              3,321          2,376          2,112
                         __________     __________     __________
EARNINGS BEFORE INCOME
  TAXES                       6,991          9,322         15,963

INCOME TAXES
(Notes 1 and 8)               2,272          3,040          5,844
                         __________     __________     __________

NET EARNINGS             $    4,719     $    6,282     $   10,119
                         ==========     ==========     ==========
BASIC AND DILUTED EARNINGS
PER SHARE (Note 1)       $     0.47     $     0.62     $     1.00
                         ==========     ==========     ==========
WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING    10,104,252     10,106,190     10,151,133
                         ==========     ==========     ==========
CASH DIVIDENDS PER SHARE:
  Common Stock           $     0.14     $     0.14     $     0.14
                         ==========     ==========     ==========

  Class B Common Stock   $     0.13     $     0.13     $     0.13
                         ==========     ==========     ==========
See notes to consolidated financial statements.

SEVENSON ENVIRONMENTAL SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1997 AND 1996
(IN THOUSANDS, EXCEPT SHARE DATA)
_________________________________________________________________

ASSETS                                       1997      1996

CURRENT ASSETS:
  Cash and cash equivalents (Note 1)         $ 4,522   $ 1,472
  Marketable securities (Note 2)              47,090    48,125
  Accounts receivable (Note 3)                16,532    24,635
  Costs and estimated earnings on
    contracts in progress in excess of
    related billings (Note 4)                  4,847     3,296
  Prepaid expenses and other current assets      688       705
  Deferred income taxes (Notes 1 and 8)            0       504
                                             _______   _______

    Total current assets                      73,679    78,737
                                             _______   _______

PROPERTY AND EQUIPMENT (Notes 1 and 5):
  Land                                           308       308
  Buildings and improvements                   3,507     3,413
  Construction and field equipment            18,040    15,697
  Vehicles                                     5,596     5,425
  Office furniture and equipment               1,671     1,622
                                             _______   _______
                                              29,122    26,465
Less accumulated depreciation                 14,763    12,269
                                             _______   _______
  Total property and equipment, net           14,359    14,196
                                             _______   _______

INVESTMENT IN BROWNFIELD REAL ESTATE           8,631     1,857
                                             _______   _______

OTHER ASSETS                                   2,603     2,295
                                             _______   _______

TOTAL ASSETS                                 $99,272   $97,085
                                             =======   =======


See notes to consolidated financial statements.

SEVENSON ENVIRONMENTAL SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1997 AND 1996
(IN THOUSANDS, EXCEPT SHARE DATA)
_________________________________________________________________
LIABILITIES AND STOCKHOLDERS' EQUITY         1997      1996

CURRENT LIABILITIES:
  Accounts payable:
    Current                                  $ 5,392   $ 7,696
    Retentions                                   643       580
  Note payable - current (Note 6)                 12       331
  Compensation, income taxes and other
    current liabilities (Note 8)               1,773     2,187
  Deferred income taxes (Notes 1 and 8)          151         0
  Amounts billed in excess of costs and
    estimated earnings on contracts
    in progress (Note 4)                       3,065     2,205
                                             _______   _______
    Total current liabilities                 11,036    12,999
                                             _______   _______

DEFERRED INCOME TAXES (Notes 1 and 8)          1,863     1,951
                                             _______   _______

NOTES PAYABLE (Note 6)                         2,000     2,000
                                             _______   _______

STOCKHOLDERS' EQUITY (Notes 1, 7 and 10):
  Common Stock, $.0625 par value:
    Authorized 19,200,000 shares,
    Issued 3,161,240 and 3,083,720 shares        198       193
  Class B Common Stock, $.0625 par value:
    Authorized 12,800,000 shares,
    Issued 7,486,440 and 7,524,760 shares        468       470
  Preferred Stock, $.10 par value:
    Authorized 1,000,000 shares,
    Outstanding - none                             0         0
  Additional paid-in capital                  24,861    24,478
  Retained earnings                           61,872    58,455
                                             _______   _______
                                              87,399    83,596
  Treasury stock (518,240 shares
    common stock, at cost)                    (3,723)   (3,723)
                                             _______   _______
                                              83,676    79,873
  Unrealized gain on marketable
    securities, net of tax (Note 2)              792       357
  Cumulative translation adjustment              (95)      (95)
                                             _______   _______
    Total stockholders' equity                84,373    80,135
                                             _______   _______

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY   $99,272   $97,085
                                             =======   =======

SEVENSON ENVIRONMENTAL SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995 (IN THOUSANDS)
________________________________________________________________
                                 1997        1996        1995
CASH FLOWS FROM OPERATING
ACTIVITIES:
  Cash receipts from customers   $ 89,368    $ 85,814  $ 94,852
  Cash payments to
   subcontractors, suppliers
   and employees                  (77,976)    (76,900)  (86,553)
  Interest received                 2,385       2,168     2,255
  Interest paid                      (226)       (206)     (205)
  Taxes paid                       (2,725)     (1,977)   (5,259)
  Tax refunds received                  8         122        84
                                 _________   _________  ________
  Net cash provided by
   operating activities            10,834       9,021     5,174
                                 _________   _________  ________
CASH FLOWS FROM INVESTING
ACTIVITIES:
  Investments purchased           (25,627)    (45,096)  (26,868)
  Investments sold                 28,114      42,006    29,993
  Capital expenditures             (2,577)     (5,383)   (6,890)
  Brownfield acquisition and
   remediation costs               (7,544)     (1,857)        0
  Change in notes receivable            1           1        (1)
  Proceeds from sale of
   fixed assets                        13         945        30
Proceeds from the sale of real
  estate                            1,069           0         0
                                  ________    ________  ________
  Net cash used in
   investing activities            (6,551)     (9,384)   (3,736)
                                  ________    ________  ________
CASH FLOWS FROM FINANCING
ACTIVITIES:
  Debt proceeds                        41         331       749
  Principal payments of debt         (360)       (749)        0
  Proceeds from exercise of
   stock options                      388          31       110
  Acquisition of treasury stock         0        (709)        0
  Dividends paid                   (1,302)     (1,295)   (1,302)
                                  ________    ________  ________
  Net cash used in
   financing activities            (1,233)     (2,391)     (443)
                                  ________    ________  ________
EFFECT OF EXCHANGE RATE
CHANGES ON CASH                         0           0         5
                                  ________    ________  ________
NET CHANGE IN CASH AND
CASH EQUIVALENTS                    3,050      (2,754)    1,000
                                  ________    ________  ________

                                 1997        1996        1995

CASH AND CASH EQUIVALENTS,
BEGINNING OF YEAR                   1,472       4,226     3,226
                                 ________    ________  _________
CASH AND CASH EQUIVALENTS,
END OF YEAR                      $  4,522    $  1,472  $  4,226
                                 ========    ========  ========
RECONCILIATION OF NET EARNINGS
TO NET CASH PROVIDED BY
OPERATING ACTIVITIES:
  Net earnings                   $ 4,719     $ 6,282   $ 10,119
  Adjustments to reconcile
  net earnings to net cash
  provided by operating
  activities:
    Bad debt expense                   0          24         39
    Depreciation and
      amortization                 2,406       2,405      1,903
    Increase in cash
      surrender value of life
      insurance                     (326)       (222)      (251)
    Provision for deferred
      income taxes                   412         482        585
    Gain on sale of
      real estate                   (299)          0          0
    Gain on sale of
      marketable securities         (863)       (414)       (62)
    Loss (gain) on sale
      of fixed assets                 17         (15)        (5)
    Change in assets and
      liabilities affecting
      cash flow:
        Accounts receivable        8,103       1,916     (1,467)
        Costs and estimated
          earnings on contracts
          in progress in excess
          of related billings     (1,551)       (740)    (1,175)
        Prepaid expenses and
          other current assets        17         141        416
        Other assets                  (4)         13         28
        Accounts payable          (2,241)     (1,242)     1,077
        Compensation, income
          taxes and other
          current liabilities       (416)      1,486     (1,061)
        Amounts billed in excess
          of costs and estimated
          earnings on contracts
          in progress                860      (1,095)    (4,972)
                                ________    ________    _______

NET CASH PROVIDED BY
OPERATING ACTIVITIES             $10,834     $ 9,021    $ 5,174
                                 =======     =======    =======

See notes to consolidated financial statements.

SEVENSON ENVIRONMENTAL SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (NOTE 7)
YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
(IN THOUSANDS, EXCEPT SHARE DATA)

__________________________________________________________________________________________
                                                               UNREALIZED
                                                                 GAIN
                         CLASS B  ADDITIONAL                   (LOSS) ON
                  COMMON  COMMON  PAID-IN   RETAINED  TREASURY MARKETABLE   CUMULATIVE
                  STOCK   STOCK   CAPITAL   EARNINGS   STOCK   SECURITIES   TRANSLATION
Balance,
January 1, 1995   $188   $474     $24,336   $44,651   $(3,014)  $(295)       $(100)
Conversion of
 27,280 shares
 Class B common
 stock to common
 stock               2     (2)          0         0         0       0            0
Issuance of 12,480
 shares upon the
 exercise of
 stock options       1      0          90         0         0       0            0
Tax benefits arising
 from the exercise
 of stock options    0      0          19         0         0       0            0
Cash dividends
 paid                0      0           0    (1,302)        0       0            0
Unrealized gain on
 marketable
 securities, net
 of tax              0      0           0         0         0     543            0
Translation
 adjustment          0      0           0         0         0       0            5
Net earnings         0      0           0    10,119         0       0            0
                  ____   ____       _____    ______     _____    ______      ______
Balance,
December 31, 1995 $191   $472     $24,445   $53,468   $(3,014)   $248        $ (95)





Conversion of
 27,280 shares
 Class B common
 stock to
 common stock        2     (2)          0         0         0       0            0
Purchase of
 72,640 treasury
 shares from
 common stock        0      0           0         0      (709)      0            0
Issuance of
 4,480 shares
 upon the
 exercise of
 stock options       0      0          31         0         0       0            0
Tax benefits
 arising from the
 exercise of
 stock options       0      0           2         0         0       0            0
Cash dividends
 paid                0      0           0    (1,295)        0       0            0
Unrealized gain
 on marketable
 securities, net
 of tax              0      0           0         0         0     109            0
Net earnings         0      0           0     6,282         0       0            0
                  ____   ____       _____    ______     _____     _____      _____
Balance,
December 31, 1996 $193   $470     $24,478   $58,455   $(3,723)   $357        $ (95)

Conversion of
 38,320 shares
 Class B common
 stock to
 common stock        2     (2)          0         0         0       0            0
Issuance of
 39,200 shares
 upon the
 exercise of
 stock options       3      0         324         0         0       0            0





Tax benefits
 arising from the
 exercise of
 stock options       0      0          59         0         0       0            0
Cash dividends
 paid                0      0           0    (1,302)        0       0            0
Unrealized gain
 on marketable
 securities, net
 of tax              0      0           0         0         0     435            0
Net earnings         0      0           0     4,719         0       0            0
                  ____   ____       _____    ______     _____     _____      _____
Balance,
December 31, 1997 $198   $468     $24,861   $61,872   $(3,723)   $792        $ (95)
                  ====   ====     =======   =======   ========   ======      ======


See notes to consolidated financial statements.


SEVENSON ENVIRONMENTAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
_________________________________________________________________

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of the Business - Sevenson Environmental Services, Inc. (the "Company") was incorporated in the State of Delaware on February 27, 1989. It is the successor, as a result of a merger completed March 23, 1989, to a corporation of the same name incorporated in New York in 1977. The Company provides a comprehensive range of field services for the remediation of sites and facilities contaminated by hazardous materials including some Company-owned Brownfields. The Company's site remediation field services include on-site treatment, containment, and excavation and removal of contaminated materials. Other Company services include the decontamination, demolishing, and closing of deactivated industrial facilities and industrial cleaning and decontamination services to operating plants and refineries. The remediation process consists of three phases, namely, site assessment, remedial design, and site remediation. The third phase is the field implementation of the site remediation plan and is the phase in which the Company participates.

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

Basis of Presentation - The Company specializes in hazardous waste site remediation. All majority-owned subsidiary companies are included in the consolidated financial statements of the Company. All significant intercompany accounts and transactions have been eliminated.

Related Party Transactions - SCC Contracting, Inc. ("SCC"), a construction company owned by the five principal shareholders of the Company has been, and is expected to continue to be, operated out of office facilities owned by the Company and has used, and is expected to continue to use, to varying degrees, the Company's office personnel, yard and shop facilities, computer resources, equipment and services of the same management and other personnel.

A formal agreement between the Company and SCC was adopted to provide guidelines for the performance and pricing of intercompany services and use of facilities. This services agreement specifies various formulae to determine charges to be made for the provision of services and facilities and equipment usage. The formulae are intended to fairly allocate expenses between the businesses. During the years ended December 31,1997, 1996 and 1995, expenses allocated to SCC amounted to approximately $195,918, $148,436 and $79,146, of which $18,604, $0 and $7,486 remained outstanding as of December 31, 1997, 1996 and 1995, respectively. During the years ended December 31, 1997, 1996, and 1995, SCC allocated expenses of $53,850,

$228,962, and $0, respectively, to the Company related to the use of equipment, of which $53,850 and $176,679 remained outstanding as of December 31, 1997 and 1996, respectively.

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

Investment in Brownfield Real Estate - Investment in brownfield real estate represents investments in non-wholly owned subsidiaries which own various tracts of contaminated land ("brownfields") which were acquired during 1997 and 1996. The Company has agreed to perform site remediation services at the sites. The value of the asset includes the purchase price in addition to costs incurred in the site assessment, remedial design and site remediation. The Company expects the land to be sold upon remediation. The Company will recognize any gain or loss on the real estate transaction at time of sale.

Other Assets - Other assets represent the cash surrender value of officers' life insurance policies and various other intangible assets.

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

Earnings Per Share - Effective December 31, 1997, the Company adopted Financial Accounting Standards Board Statement No. 128, "Earnings per Share" ("SFAS 128"). SFAS 128 replaces current earnings per share ("EPS") reporting requirements and requires the dual presentation of basic and diluted EPS. Basic EPS excludes dilution and is computed by dividing net income by the weighted average number of shares outstanding for the period. Diluted EPS would reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted to common stock. The calculation of diluted EPS does not consider the effects of antidilution.

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

Reclassifications - Certain reclassifications of 1996 and 1995 balances have been made to conform with classifications used in 1997.

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

A summary of marketable securities at December 31, 1997 and 1996 follows:

                                          (In Thousands)
                                           December 31,
                                         1997        1996
                                      _____________________
Common stock                          $  4,884     $  1,701
Preferred stock                            188          313
Municipal bond inventory                13,447       27,097
Mutual funds                            19,484        8,662
Certificates of deposit                      0          852
Trading securities - at market,
  which approximates cost                9,087        9,500
                                      ________     ________
   Total                               $47,090      $48,125
                                      ========     ========

Gross unrealized holding gains and losses at December 31, 1997 totaled $1,140,157 and $0, respectively, and $536,670 and $0, respectively, at December 31, 1996.

Contractual maturities for investments in debt securities available-for-sale at December 31, 1997 (in thousands) are as follows:

                                           1997          1996
                                         _____________________
Due in one year or less                  $ 4,474      $  5,980
Due after one year through
  three years                              6,857        14,151
Due after three years                      2,116         6,966
                                         _______      ________
   Total                                 $13,447       $27,097
                                         =======      ========

Actual maturities may differ from contractual maturities because some issuers have the right to prepay obligations.

Gross gains of $888,000 in 1997 and $451,000 in 1996 and gross losses of $25,000 in 1997 and $37,000 in 1996 were realized on the sale of investments. The cost of securities sold is based on the specific identification method.

3.  ACCOUNTS RECEIVABLE
                                      (In Thousands)
                                        December 31,
                                     1997        1996
                                   ____________________
Current estimates                  $14,235      $21,139
Retentions                           1,989        3,234
Due from related companies,
  officers and employees               333          286
Other                                   16           17
                                   _______       ______
                                    16,573       24,676
Less allowance for doubtful
  accounts                              41           41
                                   _______      ________
   Total                           $16,532      $24,635
                                   =======      ========

The Company anticipates that substantially all retentions will be collected within the next year.

4.  CONTRACTS IN PROGRESS
                                      (In Thousands)
                                        December 31,
                                     1997         1996
                                   ____________________
Accumulated expenditures
  on contracts in progress         $55,073      $74,057
Estimated earnings thereon          10,128       25,779
                                   _______      _______
                                    65,201       99,836
Less applicable progress
  billings                          63,419       98,745
                                   _______      _______
  Total                            $ 1,782      $ 1,091
                                   =======      =======


The contracts are shown in the accompanying consolidated balance sheets as follows:
                                       (In Thousands)
                                        December 31,
                                      1997        1996
                                   ____________________
Costs and estimated earnings
  on contracts in progress
  in excess of related billings    $ 4,847      $ 3,296
Billings on contracts in excess
  of costs and estimated
  earnings                          (3,065)      (2,205)
                                   _______      _______

  Total                            $ 1,782      $ 1,091
                                   =======      =======

5.  LINE OF CREDIT ARRANGEMENTS

The Company has available from a bank, two lines of credit. The first is a $5,000,000 line for the issuance of Stand-by Letters of Credit with a term of two years or less. This facility is secured by a perfected first security interest in managed liquid assets held by the Company at specified percentages available against market value. The second is a $5,000,000 line to be utilized for working capital, the issuance of Stand-by Letters of Credit and the acquisition or lease of equipment. Draws for working capital will be on demand, unsecured except for any excess value in the assigned liquid assets securing the equipment line and bear interest at the Bank's prime rate. Draws for stand-by letters of credit have terms of 180 days or less. Draws for the acquisition or lease of equipment are limited to a total of $1,500,000 and are on a term basis, secured by the specific equipment financed, and bear interest at the Bank's prime rate, or if elected, at an annual rate as determined by the Bank at its sole discretion. There are no compensating balance arrangements in connection with these lines. As of December 31, 1997 there were no outstanding borrowings under these lines.

6.  NOTES PAYABLE

Notes payable represent amounts owing to the former shareholders of a construction company purchased by the Company in 1981. Interest on these notes accrues at the rate of 9% per annum. These notes must be repaid within six months after each former shareholder's death. It is anticipated that repayment will be funded by insurance on the life of each former shareholder. Additional notes for $11,774 and $330,591 were outstanding as of December 31, 1997 and 1996, respectively, with various vendors for the purchase of construction equipment.

7.  CAPITAL STOCK

During 1997, the Company had an eight for five stock split. All per share and outstanding common share data were effected retroactively for the split.

The authorized capital stock of the Company consists of 19,200,000 shares of Common Stock, $.06 par value, 12,800,000 shares of Class B Common Stock, $.06 par value, and 1,000,000 shares of Preferred Stock, $.10 par value. The Company has issued 3,161,240, 3,083,720 and 3,053,720 shares of Common Stock and 7,486,440, 7,524,760 and 7,550,280 shares of Class B Common Stock as of December 31, 1997, 1996 and 1995, respectively. No shares of Preferred Stock have been issued. Holders of Common Stock are entitled to elect 25% of the Board of Directors so long as the number of outstanding shares of Common Stock is at least 10% of the total number of outstanding shares of both classes of Common Stock.

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

At the option of the holder of record, each share of Class B Common Stock is convertible at any time into one share of Common Stock. During 1997, 1996 and 1995, 38,320, 27,280, and 27,280 shares, respectively, of Class B Common Stock were converted into shares of Common Stock.

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

In November of 1990, the Board of Directors approved a plan to repurchase up to 320,000 shares, or 3% of its outstanding common stock. In August 1992, the Board of Directors increased the number of shares to 480,000, or 5% of its outstanding common stock. In August 1995, the Board of Directors increased the number of shares to 800,000, or 8% of its outstanding common stock. Through December 31, 1997 the Company had repurchased a total of 518,240 shares for $3,723,000.

8.  INCOME TAXES

The provision for income taxes is comprised of the following:

                                        (In Thousands)
                                    Year ended December 31,
                                  1997           1996          1995
                                 ___________________________________
Currently payable:
     Federal                     $1,413         $1,980        $4,258
     State                          447            578         1,306
                                 ______         ______        ______
                                  1,860          2,558         5,564
                                 ______         ______        ______
Deferred:
     Federal                        346            397           214
     State                           66             85            66
                                 ______         ______        ______
                                    412            482           280
                                 ______         ______        ______
     Total                       $2,272         $3,040        $5,844
                                 ======         ======        ======

    A reconciliation of the federal statutory income tax rate to the effective income tax rate is as follows:

                                       Year ended December 31,
                                   1997         1996          1995
                                   ________________________________
Provision based on
  statutory rate                   34.0%        35.0%         35.0%
State income taxes,
  net of federal tax
  benefit                           5.9          4.7           5.7
Tax-exempt interest
  and dividends                    (7.8)        (7.4)         (4.3)
Other                               0.4          0.5          (0.2)
                                   ____         ____          ____
   Total                           32.5%        32.8%         36.6%
                                   ====         ====          ====

     Deferred taxes relating to temporary differences in the recognition of revenues and expenses for tax and financial reporting purposes are as follows:

                                            (In Thousands)
                                          Year ended December 31,
                                  1997            1996          1995
                                  ____________________________________
Depreciation                      $ 195           $ 526         $ 396
Prepaid expenses                     76             (13)         (116)
Contract reserves                    24               0           (14)
Contingency reserve                 138               0             0
Other                               (21)            (31)           14
                                  _____           _____         _____
     Total                        $ 412           $ 482        $  280
                                  =====           =====        ======

     At December 31, 1997, the components of net deferred tax assets/liabilities are as follows:

Total of all deferred tax assets        $   467
Total of all deferred tax liabilities   $ 2,481

     No valuation allowance has been provided on the above deferred tax assets.

     The Company and its domestic subsidiaries file a consolidated U.S. Federal income tax return. Such returns have been audited and settled through the year 1995.

9.  PENSION PLANS

The Company makes contributions to industry-wide pension, welfare and health benefit funds for union employees. Other eligible employees participate in Company-sponsored defined contribution plans for which contributions are made at the rate of 7.0% of defined compensation up to $60,600 and then 10.5% thereafter. No contribution will be calculated on compensation in excess of $150,000. Total pension expense for employees in the defined contribution plans for the years ended December 31, 1997, 1996 and 1995 amounted to $583,000, $503,000, and $447,000, respectively.

In addition, the Company has a profit-sharing plan covering most regular non-union employees. The amount of contribution, if any, is at the discretion of the Board of Directors, and is not to exceed the maximum amount deductible for income tax purposes. Contributions of $150,000, $200,000, and $300,000 were made for the years ended December 31, 1997, 1996 and 1995, respectively.

10.  INCENTIVE STOCK PLAN

Effective March 1, 1989, the Company adopted the Sevenson Environmental Services, Inc. 1989 Incentive Stock Plan. The Plan is administered by the Compensation Committee of the Board of Directors and no member of the Committee may participate in the Plan, except that non-employee Directors, who may be members of the Committee, will receive a non-discretionary option of 4,800 shares of common stock thirty business days after their election to the Board. The Plan authorizes the Committee to grant to key employees, as it sees fit, incentive stock options, nonqualified stock options, stock appreciation rights and restricted stock. No incentive stock options may be granted after March 1, 1999. Up to 320,000 shares of Common Stock are available for issuance under the Plan.

The Company adopted Statement of Financial Accounting Standards (SFAS) No, 123, "Accounting for Stock-Based Compensation," effective January 1996. As permitted in that standard, the Company has elected to continue to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for employee stock-based compensation.

Incentive stock options may be granted with durations of no more than ten years from the date of grant and the option price per share of incentive and nonqualified stock options and stock appreciation rights may not be less than the fair market value of the Common Stock at the time the option is granted. The total number of shares granted, including cancelled shares, under these options through December 31, 1997 was 349,700 of which 155,520 shares are currently exercisable and 41,500 shares have been cancelled. These options expire ten years from the date the options were granted and are subject to forfeiture if certain employment requirements are not met.

The following summarizes incentive stock option activity for the three years ended December 31, 1997:

                                                  Price Ranges
                                        Shares      Per Share
Outstanding January 1, 1995             123,680   $6.88-$12.34
  Granted                                56,000      $10.78
  Exercised                             (12,480)  $6.88-$7.50
  Cancelled                              (3,200)  $6.88-$7.50
                                        _______
Outstanding December 31, 1995           164,000   $6.88-$12.34
  Granted                                68,800      $10.63
  Exercised                              (4,480)  $6.88-$7.50
  Cancelled                             (14,400)  $6.88-$10.78
                                        _______

Outstanding December 31, 1996           213,920   $6.88-$12.34
  Granted                                58,500      $14.00
  Exercised                             (39,200)  $6.88-$10.78
  Cancelled                              (7,900)  $6.88-$10.78
                                        _______
Outstanding December 31, 1997           225,320   $6.88-$12.34
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

At December 31, 1997 and December 31, 1996 the Company had 225,320 and 213,920 shares outstanding related to stock options with a range of exercise prices of $6.88 to $12.34 in both years at a weighted-average exercise price of $11.31 and $9.48, respectively, and with a weighted-average remaining contractural life in years of 7.5 and 7.4, respectively. Stock options with respect to 155,520 and 138,880 shares were exercisable at December 31, 1997 and 1996, respectively, at a weighted-average exercise price of $10.36 and $9.00, respectively. The weighted-average fair value of stock options granted for the years ended December 31,1997 and 1996, were $9.00 and $9.87, respectively.

Pro forma information regarding net income and earnings per common share is required by SFAS No. 123 and has been determined as if the Company had accounted for its employee stock options and awards under the fair value method of that standard. The fair value of those stock options were estimated at the date of grant using a binomial option pricing model with the following weighted-average assumptions for the years ended December 31, 1997 and 1996: risk-free interest rates of 8.50% and 8.25%, respectively; dividend yields of 1.2% and 1.4%, respectively; volatility factors of the expected market price of the Company's common stock of 44% and 40%, respectively; and a weighted-average expected life of 10 for each year.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma net earnings and net earnings per common share for the years ended December 31, 1997 and 1996, were $4,364 and $5,997, and $.43 and $.59, respectively.

11.  MAJOR CUSTOMERS

The Company's largest customer in 1997 accounted for 28% of 1997 revenues. The Company's two largest customers in 1996 accounted for 22% each of 1996 revenues. The Company's largest customer in 1995 accounted for 23% of 1995 revenues. Due to the nature of the Company's business, major customers fluctuate from year to year. No other customer accounted for more than 10% of total revenues in any of the three years in the period ended
December 31, 1997.

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

13.  BACKLOG

The following is an analysis of the Company's backlog of signed contracts at December 31, 1997, 1996 and 1995:

                                        (In Thousands)
                                   1997      1996      1995
                                 ______________________________
Backlog, January 1               $ 64,961   $ 43,613  $  58,404
New contracts                      72,286     90,649     75,166
Revenues from construction
  contracts                       (80,912)   (86,229)  (103,505)
Contract adjustments, net           4,261     16,928     13,548
                                 ________   ________   ________
Backlog, December 31             $ 60,596   $ 64,961   $ 43,613
                                 ========   ========   ========

14.  QUARTERLY RESULTS (UNAUDITED)

Unaudited summarized results for each quarter in 1997, 1996 and 1995 are as follows (in thousands, except per-share data):

                         First      Second     Third     Fourth
                        Quarter     Quarter   Quarter    Quarter
                        ________________________________________
1997:
  Revenues             $ 15,655    $ 19,945   $ 24,855  $ 21,484
  Gross margin            2,956       4,997      3,551     2,692
  Provision for income
    taxes                   291       1,160        599       222
  Net earnings              714       2,034      1,195       776
  Basic and diluted
    earnings per share     0.07        0.20       0.12      0.08

1996:
  Revenues             $ 13,858    $ 19,092   $ 23,374  $ 29,425
  Gross margin            2,284       4,597      4,573     5,078
  Provision for income
    taxes                   250         923        969       898
  Net earnings              483       1,985      1,816     1,998
  Basic and diluted
    earnings per share     0.05        0.20       0.17      0.20

1995:
  Revenues             $ 19,862    $ 24,980   $ 29,428  $ 28,202
  Gross margin            4,002       6,113      7,176     5,172
  Provision for income
    taxes                   840       1,640      2,180     1,184
  Net earnings            1,458       2,851      3,790     2,020
  Basic and diluted
    earnings per share     0.15        0.28       0.37      0.20

Independent Auditors' Report

Board of Directors and Stockholders
Sevenson Environmental Services, Inc.
Niagara Falls, New York

We have audited the accompanying consolidated balance sheets of Sevenson Environmental Services, Inc. and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of earnings, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Sevenson Environmental Services, Inc. and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.


DELOITTE & TOUCHE LLP

Buffalo, New York
February 6, 1998

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

Philip R. DeLuca
Vice President

Michael L. Lock
Vice President


Corporate Information

Headquarters
2749 Lockport Road
Niagara Falls, NY 14302-0396
(716) 284-0431
Internet: http://www.sevenson.com

Offices

Atlanta
105 Bradford Square
Suite A
Fayetteville, GA 30215
(770) 460-4620

Chicago
9245 Calumet Avenue
Suite 101
Munster, Indiana 46321
(219) 836-0116

Philadelphia
4 Lake View Drive
Chadds Ford, PA 19317
(215) 388-0721

Pittsburgh
100 Rock Springs Road
Delmont, PA 15626
(412) 468-3377

Subsidiaries

Sevenson Environmental, Ltd.

Sevenson Environmental Services of PA, Inc.

Sevenson Industrial Services, Inc.
2749 Lockport Road
Niagara Falls, NY 14302-0396
(716) 281-0431

Waste Stream Technology Inc.
302 Grote Street
Buffalo, NY 14207
(716) 876-5290

Auditors

Deloitte & Touche LLP
50 Fountain Plaza
Suite 250
Buffalo, New York 14202

Transfer Agent and Registrar

American Stock Transfer &
Trust Company
40 Wall Street
New York, New York 10005

Stock Listing

NASDAQ National Market
tier of the NASDAQ Stock Market
under the symbol SEVN

Form 10-K
Single copies of the Company's 1997 Annual Report on Securities and Exchange Commission Form 10-K will be provided without charge to stockholders upon written request directed to the Secretary, Sevenson Environmental Services, Inc., 2749 Lockport Road, Niagara Falls, New York 14302-0396.

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

Sevenson Environmental Ltd.                            Canada

Waste Stream Technology Inc.                           Delaware

Sevenson Industrial Services, Inc.                     Delaware

Sevenson Environmental Services of PA, Inc.            Pennsylvania

Sevenson International Environmental Services, Inc.    Delaware

Sevenson Resources, Inc.                               California