Form 10-Q
period 1998-03-31
SEVENSON ENVIRONMENTAL SERVICES INC
filed 1998-05-14
CIK 846976

SECURITIES AND EXCHANGE COMMISSION

                         WASHINGTON, DC

                            FORM 10-Q


           Quarterly Report Under Section 13 or 15(d)
             of the Securities Exchange Act of 1934
_________________________________________________________________

For Quarter Ended                  Commission File Number 0-17536
 March 31, 1998


              SEVENSON ENVIRONMENTAL SERVICES, INC.
              _____________________________________
     (Exact name of registrant as specified in its charter)


           Delaware                              16-1091535
______________________________               ____________________
(State or other jurisdiction of              (IRS Employer
 incorporation or organization)              Identification No.)

                       2749 Lockport Road
                          P.O. Box 396
                    Lockport, NY   14302-0396
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

                    Yes   X        No

Number of common shares outstanding as of the close of the period covered by this report: 2,687,376 shares of Common Stock and 7,438,600 shares of Class B Common Stock

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

SEVENSON ENVIRONMENTAL SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE DATA)
_________________________________________________________________


                                   March 31,      December 31,
                                     1998           1997
                                  (Unaudited)     (Audited)

ASSETS

CURRENT ASSETS:
  Cash and cash equivalents        $ 4,185        $ 4,522
  Marketable securities             48,696         47,090
  Accounts receivable               18,068         16,532
  Costs and estimated earnings on
     contracts in progress in excess
     of related billings             3,214          4,847
  Prepaid expenses and other current
     assets                            618            688
  Deferred income taxes                115              0
                                   _______        _______
     Total current assets           74,896         73,679
                                   _______        _______

PROPERTY AND EQUIPMENT:
  Land                                 308            308
  Buildings and improvements         3,514          3,507
  Construction and field equipment  18,230         18,040
  Vehicles                           5,661          5,596
  Office furniture and equipment     1,680          1,671
                                   _______        _______
                                    29,393         29,122
  Less accumulated depreciation     15,402         14,763
                                   _______        _______
     Total property and equipment,
       net                          13,991         14,359
                                   _______        _______

INVESTMENT IN BROWNFIELD
  REAL ESTATE                        8,684          8,631
                                   _______        _______

OTHER ASSETS                         2,664          2,603
                                   _______        _______
TOTAL ASSETS                      $100,235        $99,272
                                   =======        =======


See notes to condensed consolidated financial statements.

SEVENSON ENVIRONMENTAL SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE DATA)
_________________________________________________________________

                                     March 31,      December 31,
                                       1998            1997
                                    (Unaudited)     (Audited)

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable:
     Current                            $ 5,448        $ 5,392
     Retentions                             464            643
  Note payable - current                      0             12
  Compensation, income taxes and
     other current liabilities            1,030          1,773
  Deferred income taxes                       0            151
  Amounts billed in excess of costs
     and estimated earnings on
     contracts in progress                4,414          3,065
                                        _______        _______
       Total current liabilities         11,356         11,036
                                        _______        _______

DEFERRED INCOME TAXES                     2,295          1,863
                                        _______        _______
NOTES PAYABLE                             2,000          2,000
                                        _______        _______
STOCKHOLDERS' EQUITY:
  Common stock, $.0625 par value;
     Authorized 19,200,000 shares,
     issued 3,207,328 and
     3,161,240 shares                       200            198
  Class B Common Stock, $.0625 par
     value; Authorized 12,800,000
     shares, issued 7,438,601 and
     7,486,440 shares                       465            468
  Additional paid-in capital             24,861         24,861
  Retained earnings                      61,301         61,872
                                        _______        _______
                                         86,827         87,399
  Treasury stock (519,952 and
     518,240 shares common stock
     at cost)                            (3,740)        (3,723)
                                        _______        _______
                                         83,087         83,676
  Unrealized gain on marketable
     securities, net of taxes             1,592            792
  Cumulative translation adjustment         (95)           (95)
                                        _______        _______
     Total stockholders' equity          84,584         84,373
                                        _______        _______
TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY                 $100,235        $99,272
                                        =======        =======
See notes to condensed consolidated financial statements.

SEVENSON ENVIRONMENTAL SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
THREE-MONTH PERIODS ENDED MARCH 31, 1998 AND 1997 - (UNAUDITED)
(IN THOUSANDS, EXCEPT SHARE DATA)
_________________________________________________________________


                                         1998           1997

REVENUES                                $13,269        $15,655

COSTS AND EXPENSES:
  Direct and indirect costs              12,006         12,699
  Selling, general and administrative     2,390          2,453
                                        _______        _______
                                         14,396         15,152
                                        _______        _______

(LOSS) EARNINGS FROM OPERATIONS          (1,127)           503

OTHER:
  Interest income                           486            510
  Interest expense                          (46)           (46)
  Realized gain on sale of
     marketable securities                  182             38
                                        _______        _______
                                            622            502
                                        _______        _______

(LOSS) EARNINGS BEFORE INCOME TAXES        (505)         1,005

INCOME TAX (BENEFIT) EXPENSE               (266)           291
                                        _______        _______

NET (LOSS) EARNINGS                     $  (239)       $   714
                                        =======        =======
WEIGHTED AVERAGE NUMBER OF SHARES
  OUTSTANDING                            10,647         10,091
                                        =======        =======

BASIC AND DILUTED (LOSS)
EARNINGS PER SHARE                      $ (0.02)       $  0.07
                                        =======        =======



See notes to condensed consolidated financial statements.

SEVENSON ENVIRONMENTAL SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE-MONTH PERIODS ENDED MARCH 31, 1998 AND 1997 - (UNAUDITED)
(IN THOUSANDS)
_________________________________________________________________


                                           1998        1997

CASH FLOWS FROM OPERATING ACTIVITIES:
  Cash receipts from customers           $ 14,714    $ 20,614
  Cash payments to subcontractors,
    suppliers and employees               (14,353)    (15,400)
  Interest received                           486         510
  Interest paid                               (46)        (46)
  Taxes paid                                 (235)       (679)
  Tax refunds received                          0           6
                                         ________    ________
  Net cash provided by operating
    activities                                566       5,005
                                         ________    ________

CASH FLOWS FROM INVESTING ACTIVITIES:
  Investments purchased                    (2,600)     (2,851)
  Investments sold                          2,365       2,201
  Capital expenditures                       (265)       (474)
  Brownfield acquisition and
    remediation costs                         (53)       (935)
  Proceeds from sale of fixed assets            0          12
                                         ________    ________
  Net cash used in investing activities      (553)     (2,047)
                                         ________    ________

CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payments of debt                    0         (89)
  Proceeds from exercise of stock options       0          12
  Acquisition of treasury stock               (17)          0
  Dividends paid                             (333)       (323)
                                         ________    ________
  Net cash used in financing
    activities                               (350)       (400)
                                         ________    ________

NET (DECREASE) INCREASE IN CASH AND
  CASH EQUIVALENTS                           (337)      2,558

CASH AND CASH EQUIVALENTS, BEGINNING
  OF PERIOD                                 4,522       1,472
                                         ________    ________

CASH AND CASH EQUIVALENTS, END OF
  PERIOD                                 $  4,185    $  4,030
                                         ========    ========



See notes to condensed consolidated financial statements.

SEVENSON ENVIRONMENTAL SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE-MONTH PERIODS ENDED MARCH 31, 1998 AND 1997 - (UNAUDITED)
(IN THOUSANDS)
_________________________________________________________________


                                           1998        1997
RECONCILIATION OF NET EARNINGS TO
  NET CASH PROVIDED BY OPERATING
  ACTIVITIES:
  Net earnings                           $  (239)    $   714
  Adjustments to reconcile:
    Depreciation and amortization            637         607
    Increase in cash surrender value
      of life insurance                      (50)        (40)
    Provision for deferred income taxes     (224)        167
    Gain on sale of marketable
      securities                            (182)        (38)
    Loss on sale of fixed assets               0          17
  Change in assets and liabilities
    affecting cash flow:
    Accounts receivable                   (1,536)      5,548
    Material and supply inventories            0           3
    Costs and estimated earnings on
      contracts in progress in excess of
      related billings                     1,632         (23)
    Prepaid expenses and other current
      assets                                  71         156
    Other assets                             (17)          0
    Accounts payable                        (123)       (358)
    Compensation, income taxes and other
      current liabilities                   (752)     (1,165)
    Amounts billed in excess of costs and
      estimated earnings on contracts in
      progress                             1,349        (583)
                                         ________    ________

NET CASH PROVIDED BY OPERATING
  ACTIVITIES                             $   566     $ 5,005
                                         ========    ========



See notes to condensed consolidated financial statements.

SEVENSON ENVIRONMENTAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTH PERIODS ENDED MARCH 31, 1998 AND 1997
_________________________________________________________________


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The accounting policies used in preparing these condensed consolidated financial statements are the same as those used in preparing the Company's consolidated financial statements for the year ended December 31, 1997.

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



                       *  *  *  *  *  *

ITEM 2 --      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Revenues for the quarter were $13.3 million, 15% lower than last year's first quarter revenues of $15.7 million. Revenues were lower due to unfavorable competitive conditions. Since the second half of last year, new contracts being let have been predominantly for smaller projects of under $5 million. These contracts attract a greater number of bidders which naturally heightens competition. These conditions are reflected in the fact that the company began the year with lower backlog than the previous year, $60.7 million versus $64.9, and also ended the quarter with lower backlog, $67.0 million versus $72.0 million last year. Revenues were also lower due to the continuing delay in the startup of a large project.

Gross margin for the quarter was 9.5% versus 18.9% in the first quarter last year. Margin was lower due to the competitive conditions mentioned above and to margins on several projects being lower than previously expected.

Selling, general and administrative expenses were slightly lower at $2,390,000 versus $2,453,000 last year. Lower legal and accounting expense was largely offset by increased expense of branch offices and of employee benefit programs.

Interest income was slightly lower at $486,000 versus $510,000 in last year's first quarter. The decrease was due to lower balanced invested interest producing investments.

Due to the loss incurred during the quarter, the Company recognized a tax benefit which was positively impacted by non-taxable income from municipal securities. The resulting effective tax rate of approximately 53% compares to last year's first quarter effective tax rate of approximately 29% which was also positively impacted by non-taxable income.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $566,000 versus $5,005,000 in the first quarter last year. The difference was primarily due to lower cash receipts from customers. Cash receipts were lower due to lower revenues in the fourth quarter last year versus the fourth quarter of 1996. Lower fourth quarter revenues generated lower receivables at year end which in turn resulted in lower cash receipts in the first quarter.

Net cash used in investing activities was $553,000 versus $2,047,000 in the first quarter last year. The decrease was due primarily to lower investment in brownfield sites during the quarter versus the same period last year. Last year the Company was active at two brownfield sites; this year the Company had minimal activity at two sites.

As of March 31, 1998, the Company had working capital of $63.5 million, including $52.9 million in cash, cash equivalents and marketable securities. Management believes that existing funds and cash generated by operations will be sufficient to meet all working capital and capital investment needs for the foreseeable future.

As of March 31, 1998, the Company had available from a bank an unused $5 million line of credit for stand-by letters of credit secured by marketable securities and an unused $5 million unsecured working capital line of credit.


                   PART II - OTHER INFORMATION


     Item 1    Legal Proceedings
               Not Applicable


     Item 2    Changes in Securities
               Not Applicable


     Item 3    Defaults Upon Senior Securities
               Not Applicable


     Item 4    Submission of Matters to a Vote of Security
               Holders
               Not Applicable


     Item 5    Other Information
               Not Applicable


     Item 6    Exhibits and Reports on 8-K
               (a)  Exhibits:
                      Exhibit 27 - Financial data schedule.
               (b)  Reports on Form 8-K:  None required.

                    No reports on Form 8-K have been filed during the quarter (13 weeks) ended March 31, 1998

                           SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                              SEVENSON ENVIRONMENTAL SERVICES, INC.

Dated:  May 12, 1998
                              By:/s/ William J. McDermott
                                     William J. McDermott
                                     Vice President, Secretary and
                                     Chief Financial Officer