Form 10-Q
period 1998-06-30
SEVENSON ENVIRONMENTAL SERVICES INC
filed 1998-08-14
CIK 846976

SECURITIES AND EXCHANGE COMMISSION

                         WASHINGTON, DC

                            FORM 10-Q


           Quarterly Report Under Section 13 or 15(d)
             of the Securities Exchange Act of 1934
_________________________________________________________________

For Quarter Ended                  Commission File Number 0-17536
 June 30, 1998


              SEVENSON ENVIRONMENTAL SERVICES, INC.
              _____________________________________
     (Exact name of registrant as specified in its charter)


           New York                              16-1091535
______________________________               ____________________
(State or other jurisdiction of              (IRS Employer
 incorporation or organization)              Identification No.)

                       2749 Lockport Road
                          P.O. Box 396
                    Lockport, NY   14302-0396
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

                    Yes   X        No

Number of common shares outstanding as of the close of the period covered by this report: 2,619,689 shares of Common Stock and 7,438,600 shares of Class B Common Stock

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

SEVENSON ENVIRONMENTAL SERVICES, INC. AND SUBSIDIARIES

SEVENSON ENVIRONMENTAL SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE DATA)
--------------------------------------------------------------------

                                            June 30,    December 31,
                                             1998           1997
                                          (Unaudited)    (Audited)
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents               $     5,539    $   4,522
  Marketable securities                        49,501       47,090
  Accounts receivable                          26,187       16,532
  Costs and estimated earnings on
     contracts in progress in excess of
     related billings                           5,435        4,847
  Prepaid expenses and other current assets       469          688
  Deferred income taxes                             0            0
                                           ----------    ---------
     Total current assets                      87,131       73,679
                                           ----------    ---------
PROPERTY AND EQUIPMENT:
  Land                                            308          308
  Buildings and improvements                    3,514        3,507
  Construction and field equipment             18,278       18,040
  Vehicles                                      5,846        5,596
  Office furniture and equipment                1,680        1,671
                                           ----------    ---------
                                               29,626       29,122
  Less accumulated depreciation                16,029       14,763
                                           ----------    ---------
     Total property and equipment, net         13,597       14,359
                                           ----------    ---------

INVESTMENT IN BROWNFIELD REAL ESTATE            8,550        8,631
                                           ----------    ---------

OTHER ASSETS                                    2,710        2,603
                                           ----------    ---------

TOTAL ASSETS                                 $111,988      $99,272
                                           ==========    =========




See notes to condensed consolidated financial statements.

SEVENSON ENVIRONMENTAL SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE DATA)
--------------------------------------------------------------------


                                          June 30,     December 31,
                                            1998          1997
                                        (Unaudited)    (Audited)

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable:
    Current                             $    13,719    $    5,392
    Retentions                                  256           643
  Note payable - current                          0            12
  Compensation, income taxes and other
     current liabilities                      1,995         1,773
  Deferred income taxes                           0           151
  Amounts billed in excess of costs
     and estimated earnings on
     contracts in progress                    5,687         3,065
                                        -----------     ---------
       Total current liabilities             21,657        11,036
                                        -----------     ---------
DEFERRED INCOME TAXES                         2,655         1,863
                                        -----------     ---------
NOTES PAYABLE                                 2,000         2,000
                                        -----------     ---------

STOCKHOLDERS' EQUITY:
  Common stock, $.01 and $.0625 par value
   respectively; Authorized 12,000,000 shares,
   issued 3,209,040 and 3,161,240 shares         32           198
  Class B Common Stock, $.01 and $.0625 par
   value respectively; Authorized
   8,000,000 shares, issued 7,438,600 and
   7,486,440 shares                              74           468
  Additional paid-in capital                 25,421        24,861
  Retained earnings                          63,080        61,872
                                        -----------     ---------
                                             88,607        87,399
  Treasury stock (589,351 and 518,240
   shares common stock at cost)              (4,354)       (3,723)
                                        -----------     ---------
                                             84,253        83,676
  Unrealized gain on marketable
   securities, net of taxes                   1,518           792
  Cumulative translation adjustment             (95)          (95)
                                        -----------     ---------
     Total stockholders' equity              85,676        84,373
                                        -----------     ---------

TOTAL LIABILITIES AND STOCKHOLDERS'
  EQUITY                                $   111,988     $  99,272
                                        ===========     =========
See notes to condensed consolidated financial statements.

SEVENSON ENVIRONMENTAL SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
THREE-MONTH PERIODS ENDED JUNE 30, 1998 AND 1997 - (UNAUDITED)
(IN THOUSANDS, EXCEPT SHARE DATA)
------------------------------------------------------------------

                                                1998           1997

REVENUES                                     $  28,910      $  19,945

COSTS AND EXPENSES:
 Direct and indirect costs                      23,534         14,948
 Selling, general and administrative             2,371          2,725
                                             ---------      ---------
                                                25,905         17,673
                                             ---------      ---------

EARNINGS FROM OPERATIONS                         3,005          2,272

OTHER:
  Interest income                                  475            622
  Interest expense                                 (46)           (46)
  Realized (loss) gain on sale of
   marketable securities                           (57)            47
  Realized gain on sale of real estate               0            299
                                             ---------      ----------
                                                   372            922
                                             ---------      ----------

EARNINGS BEFORE INCOME TAXES                     3,377          3,194

INCOME TAX EXPENSE                               1,242          1,160
                                             ---------      ----------

NET EARNINGS                                 $   2,135      $   2,034
                                             =========      ==========
WEIGHTED AVERAGE NUMBER OF SHARES
  OUTSTANDING                                   10,113         10,091
                                             =========      ==========
BASIC AND DILUTED EARNINGS PER SHARE         $    0.21      $    0.20
                                             =========      ==========

See notes to condensed consolidated financial statements.

SEVENSON ENVIRONMENTAL SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
SIX-MONTH PERIODS ENDED JUNE 30, 1998 AND 1997 - (UNAUDITED)
(IN THOUSANDS, EXCEPT SHARE DATA)
--------------------------------------------------------------------


                                                1998         1997

REVENUES                                     $  42,179    $  35,600

COSTS AND EXPENSES:
  Direct and indirect costs                     35,540       27,647
  Selling, general and administrative            4,761        5,178
                                             ---------     --------
                                                40,301       32,825
                                             ---------     --------
EARNINGS FROM OPERATIONS                         1,878        2,775

OTHER:
  Interest income                                  961        1,132
  Interest expense                                 (92)         (92)
  Realized gain on sale of
     marketable securities                         125           85
  Realized gain on sale of real estate               0          299
                                             ---------    ---------
                                                   994        1,424
                                             ---------    ---------

EARNINGS BEFORE INCOME TAXES                     2,872        4,199

INCOME TAX EXPENSE                                 976        1,451
                                             ---------    ---------
NET EARNINGS                                 $   1,896    $   2,748
                                             ---------    ---------
WEIGHTED AVERAGE NUMBER OF SHARES
  OUTSTANDING                                   10,121       10,091
                                             =========    =========

BASIC AND DILUTED EARNINGS PER SHARE         $    0.19    $    0.27
                                             =========    =========


See notes to condensed consolidated financial statements.

SEVENSON ENVIRONMENTAL SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX-MONTH PERIODS ENDED JUNE 30, 1998 AND 1997 - (UNAUDITED)
(IN THOUSANDS)
---------------------------------------------------------------------

                                                  1998       1997

CASH FLOWS FROM OPERATING ACTIVITIES:
  Cash receipts from customers               $   34,558   $   41,965
  Cash payments to subcontractors,
    suppliers and employees                     (31,192)     (34,047)
  Interest received                                 961        1,132
  Interest paid                                     (92)         (92)
  Taxes paid                                       (330)      (1,043)
  Tax refunds received                                0            6
                                             ----------   ----------
  Net cash provided by operating activities       3,905        7,921
                                             ----------   ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Investments purchased                         (10,676)      (8,216)
  Investments sold                                9,505        5,636
  Capital expenditures                             (505)      (1,792)
  Brownfield acquisition and remediation costs       81            0
  Proceeds from sale of fixed assets                  0           12
                                             ----------   ----------
  Net cash used in investing activities          (1,595)      (4,360)
                                             ----------   ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payments of debt                          0         (176)
  Proceeds from exercise of stock options             0           12
  Acquisition of treasury stock                    (631)           0
  Dividends paid                                   (662)        (647)
                                             ----------   ----------
  Net cash used in financing activities          (1,293)        (811)
                                             ----------   ----------

NET INCREASE IN CASH AND CASH EQUIVALENTS         1,017        2,750

CASH AND CASH EQUIVALENTS, BEGINNING OF
  PERIOD                                          4,522        1,472
                                             ----------   ----------

CASH AND CASH EQUIVALENTS, END OF PERIOD     $    5,539   $    4,222
                                             ==========   ==========


See notes to condensed consolidated financial statements.

SEVENSON ENVIRONMENTAL SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX-MONTH PERIODS ENDED JUNE 30, 1998 AND 1997 - (UNAUDITED)
(IN THOUSANDS)
---------------------------------------------------------------------

                                               1998         1997

RECONCILIATION OF NET EARNINGS TO NET CASH
  PROVIDED BY OPERATING ACTIVITIES:
  Net earnings                               $  1,896    $  2,748
  Adjustments to reconcile:
    Depreciation and amortization               1,276       1,227
    Increase in cash surrender value of
      life insurance                             (100)        (80)
    Provision for deferred income taxes           225         401
    Gain on sale of marketable securities        (125)        (85)
  Change in assets and liabilities
   affecting cash flow:
    Accounts receivable                        (9,655)      6,371
    Material and supply inventories                 3           6
    Costs and estimated earnings on
     contracts in progress in excess
     of related billings                         (588)       (581)
    Prepaid expenses and other current assets     216         275
    Other assets                                  (16)       (217)
    Accounts payable                            7,940        (790)
    Compensation, income taxes and other
     current liabilities                          211        (843)
    Amounts billed in excess of costs and
     estimated earnings on contracts in
     progress                                   2,622        (511)
                                             --------    --------
NET CASH PROVIDED BY OPERATING ACTIVITIES    $  3,905    $  7,921
                                             ========    ========


See notes to condensed consolidated financial statements.

SEVENSON ENVIRONMENTAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SIX-MONTH PERIODS ENDED JUNE 30, 1998 AND 1997
---------------------------------------------------------------------


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


                                ******

Item 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATION

RESULTS OF OPERATION

     Second quarter revenues were $28,910,000, a 45% increase over last year's second quarter revenues of $19,945,000. The increase was due entirely to an increase in revenues from federal government contracts. Revenues from privately funded cleanup projects were actually down from the second quarter last year. Federal cleanup programs are proceeding well and are a dependable source of revenue while the flow of revenue from privately funded cleanup projects has stalled or declined due to weak regulatory enforcement.

     At the end of the quarter the Company had a backlog of $63.7 million versus $69.3 million a year earlier. After the close of the quarter, the Company was notified that it had been selected as one of two contractors for a multi-year PRAC (Preplaced Remedial Action Contract) program in EPA Region II with a five year term and a potential value over that term of $100 million. The Company expects that actual contracts will be forthcoming from this program before the end of the year. The $63.7 million backlog at the end of the quarter does not include any contribution from this latest PRAC program.

          Gross margin (revenues less direct and indirect costs) for the quarter was 18.6% versus 25.1% last year. Gross margin varies from quarter to quarter dependent upon a number of factors including seasonal effects and the nature, size and mix of projects underway during a given quarter. The Company considers gross margin in the range of 17% to 27% for a quarter to be normal. Gross margin in the second quarter was in the lower end of that range due principally to one contract which, due to its nature, was bid at a lower margin.

     For the second quarter, selling, general and administrative (SG&A) expense was $2,371,000, which was $354,000, or 13%, lower than last year when second quarter SG&A expense was $2,725,000. Legal, entertainment and travel expenses were higher last year for reasons which did not recur this year.

     Interest income was $475,000 versus $622,000 last year. Interest income was lower due to lower balances invested in interest bearing securities.

     The quarter's effective tax rate was 36.8%, up slightly from last year when the rate was 36.3%. The rate was higher because tax exempt interest income constituted a lower percentage of pretax earnings versus last year.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided by operating activities for the six months period was $3,905,000 versus $7,921,000 last year. Lower cash receipts from customers was principally responsible for the decline.

Cash receipts from customers were lower because receivables were lower at the beginning of the year versus the same time a year earlier. Receivables at the beginning of the year were $16,532,000 compared to $24,635,000 a year earlier. Receivables were lower due to lower revenues in the fourth quarter of last year ($21,484,000) versus the fourth quarter of 1996 ($29,425,000).

     Net cash used in investing activities was $1,595,000 versus $4,360,000 last year. The change was principally due to changes in the timing of the purchase and sale of marketable securities reflecting routine cash management decisions. Another factor was a decrease in capital expenditures to $505,000 from $1,792,000 last year. Lower capital expenditures indicates that the Company's current equipment fleet contained both the number and types of units needed to service current projects.

     During the first six months of 1998, the Company repurchased
71,111 shares at a cost of $631,000. The Board of Directors has authorized the repurchase of up to 800,000 shares. Through June 30, 1998, the Company had repurchased 589,351 shares.

     As of June 30, 1998, the Company had working capital of $65.5 million, including cash, cash equivalents, and marketable securities of $55.0 million. The Company believes that its existing funds and cash generated by operations will be sufficient to meet all its working capital and capital investment needs for the foreseeable future.

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

PART II

                           OTHER INFORMATION


Item 1    Legal Proceedings

          Not Applicable


Item 2    Changes in Securities

          Not Applicable


Item 3    Defaults Upon Senior Securities

          Not Applicable


Item 4    Submission of Matters to a Vote of Security Holders

          At the Company's Annual Meeting of Shareholders held on
May 19, 1998 the nominees of the Board of Directors were reelected based upon the following results:


                                CLASS A

Nominees                         For              Withheld
Joseph J. Castiglia           1,005,422           1,182,717
Robert S. Kelso               1,005,422           1,182,717


                                CLASS B
Nominees                         For              Withheld
Michael A. Elia               7,486,440               0
Laurence A. Elia              7,486,440               0
Richard A. Elia               7,486,440               0
William J. McDermott          7,486,440               0
Dena M. Armstrong             7,486,440               0
Arthur A. Elia                7,486,440               0

          The proposed reincorporation of Sevenson Environmental
Services, Inc. from Delaware to New York was approved based upon the following vote: For, 75,656,075; Against, 9,457; Abstain, 1,179,865;
Broker nonvotes, 207,142.

          The proposed amendment of the Company's 1989 Incentive Stock Plan to increase the number of shares available for issuance under the plan from 320,000 to 600,000 was approved based upon the following vote: For, 75,598,727; Against, 1,242,030; Abstain, 4,640; Broker
nonvotes, 207,142.

          The appointment by the Board of Directors of Deloitte &
Touche LLP as independent accountants for the fiscal year ending
December 31, 1997 was ratified based upon the following vote: For, 75,048,402; Against, 2,217; Abstain, 1,920.

Item 5    Other Information

                         Stockholder Proposals

          Pursuant to new amendments to Rule 14a-4(c) under the Securities Exchange Act of 1934, as amended, if a stockholder who intends to present a proposal at the 1999 Annual Meeting of Stockholders does not notify the Company of such proposal on or prior to February 27, 1999, then management proxies would be allowed to use their discretionary voting authority to vote on the proposal when the proposal is raised at the annual meeting, even though there is no discussion of the proposal in the 1999 proxy statement.


Item 6    Exhibits and Reports on 8-K

          (a)  Exhibits:  None required.
          (b)  Reports on Form 8-K:  None required.

                              SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                              SEVENSON ENVIRONMENTAL SERVICES INC.
                                          (Registrant)

Date:     August 7, 1998


                              /S/ William J. McDermott
                                   William J. McDermott
                                   Vice President, Secretary and
                                   Chief Financial Officer