Form 10-Q/A
period 1998-06-30
SEVENSON ENVIRONMENTAL SERVICES INC
filed 1998-10-27
CIK 846976

SECURITIES AND EXCHANGE COMMISSION

                         WASHINGTON, DC

                           FORM 10-Q/A


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

                    Yes   X        No

Number of common shares outstanding as of the close of the period covered by this report: 2,619,689 shares of Common Stock and 7,438,600 shares of Class B Common Stock

PART II

                        OTHER INFORMATION

Item 2    CHANGES IN SECURITIES

     Effective May 19, 1998, the Company changed its state of incorporation from Delaware to New York ("Reincorporation"). The reincorporation was accomplished through a merger ("Merger") of Sevenson Environmental Services, Inc., a Delaware Corporation ("Sevenson-Delaware") into its wholly-owned subsidiary, Sevenson Environmental Services of New York, Inc., a New York corporation ("Sevenson-New York"). As a result of the Merger, each outstanding share of Sevenson-Delaware Common Stock, par value $.10 per share was automatically converted into one share of Sevenson-New York Common Stock, par value $.01 per share and each outstanding share of Sevenson-Delaware Class B Common Stock, par value $.10 per share was automatically converted into one share of Sevenson-New York Class B Common Stock, par value $.01 per share. Except with respect to the change in par value, the Common Stock and Class B Common Stock of Sevenson-New York are identical to the Common Stock and Class B Common Stock of Sevenson-Delaware. The Reincorporation and Merger do not result in any change in the name, business, management, location of the Company's principal executive offices, assets, liabilities, net worth or accounting practices. The Reincorporation was approved by the Company's shareholders at the annual meeting of shareholders on May 19, 1998.

Item 6    EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits:

          2    Plan of Merger of Sevenson Environmental Services,
               Inc. (a Delaware corporation) and Sevenson
               Environmental Services of New York, Inc. (a New
               York corporation).

          3(a) Certificate of Incorporation.

          3(b) By-laws.

     (b)  Reports on Form 8-K:  None

                           SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                             SEVENSON ENVIRONMENTAL SERVICES INC.
                                          (Registrant)

Date:     October 22, 1998


                             By /s/William J. McDermott
                                   William J. McDermott
                                   Vice President, Secretary and
                                   Chief Financial Officer

                         PLAN OF MERGER                 Exhibit 2
                               OF
              SEVENSON ENVIRONMENTAL SERVICES, INC.
                    (a Delaware corporation)

                               AND

        SEVENSON ENVIRONMENTAL SERVICES OF NEW YORK, INC.
                    (a New York corporation)


     THIS PLAN OF MERGER dated as of March 17, 1998 (the "Plan") is between Sevenson Environmental Services, Inc., a Delaware corporation ("Sevenson-Delaware"), and Sevenson Environmental Services of New York, Inc., a New York corporation ("Sevenson-New York"). Sevenson-Delaware and Sevenson-New York are sometimes referred to herein as the "Constituent Corporations."


                             RECITALS

          A. Sevenson-Delaware is a corporation duly organized and existing under the laws of the State of Delaware and has an authorized capital of 21,000,000 shares, 12,000,000 of which are designated "Common Stock," par value $.10 per share, 8,000,000 of which are designated "Class B Common Stock," par value $.10 per share and 1,000,000 of which are designated "Preferred Stock," par value $.10 per share. The Preferred Stock of Sevenson-Delaware is undesignated as to series, powers, designations, preferences, rights, and restrictions. As of the date hereof, 2,640,785 shares of Common Stock and 7,486,440 shares of Class B Common Stock were issued and outstanding, and no shares of Preferred Stock were issued and outstanding.

          B. Sevenson-New York is a corporation duly organized and existing under the laws of the State of New York and has an authorized capital of 21,000,000 shares, 12,000,000 of which are designated "Common Stock," par value $.01 per share, 8,000,000 of which are designated "Class B Common Stock", par value $.01 per share, and 1,000,000 of which are designated "Preferred Stock," par value $.01 per share. The Preferred Stock of Sevenson-New York is undesignated as to series, rights, preferences and limitations. As of the date hereof, 1998, 1 share of Common Stock, which is held by Sevenson-Delaware, and no shares of Class B Common Stock or Preferred Stock were issued and outstanding.

          C. The Board of Directors of Sevenson-Delaware has determined that, for the purpose of effecting the reincorporation of Sevenson-Delaware in the State of New York, it is advisable and in the best interest of Sevenson-Delaware and its stockholders that Sevenson-Delaware merge with and into Sevenson-New York upon the terms and conditions herein provided.

          D. The Board of Directors of Sevenson-Delaware has approved this Plan and has directed that this Plan be submitted to a vote of its stockholders and executed by the undersigned officers.

          NOW, THEREFORE, Sevenson-Delaware hereby adopts this Plan subject to the terms and conditions hereinafter set forth.

                               I.  MERGER

          1.1  Merger.    In accordance with the provisions of
this Plan , the Delaware General Corporation Law and the New York Business Corporation Law, Sevenson-Delaware shall be merged with and into Sevenson-New York (the "Merger"), the separate existence of Sevenson-Delaware shall cease and Sevenson-New York shall survive the Merger and shall continue to be governed by the laws of the State of New York. Sevenson-New York shall be, and is herein sometimes referred to as, the "Surviving Corporation." Upon completion of the Merger, the name of the Surviving Corporation shall be changed to "Sevenson Environmental
Services, Inc."

          1.2 Filing and Effectiveness. The Merger shall become effective when the following actions shall have been completed:

          (a) This Plan shall have been adopted and approved by the stockholders of Sevenson-Delaware in accordance with the requirements of the Delaware General Corporation Law and the New
York Business Corporation Law;

          (b) An executed Certificate of Ownership and Merger meeting the requirements of the Delaware General Corporation Law shall have been filed with the Secretary of State of the State of Delaware; and

          (c) An executed Certificate of Merger meeting the requirements of the New York Business Corporation Law shall have been filed with the Department of State of the State of New York.

          The date and time when the Merger shall become effective, as aforesaid, is herein called the "Effective Date of the Merger."

          1.3 Effect of the Merger. Upon the Effective Date of the Merger, the separate existence of Sevenson-Delaware shall cease and Sevenson-New York, as the Surviving Corporation: (i) shall continue to possess all of its assets, rights, powers and property as constituted immediately prior to the Effective Date of the Merger, (ii) shall succeed, without other transfer, to all of the assets, rights, powers and property of Sevenson-Delaware,
(iii) shall continue to be subject to all of the debts, liabilities and obligations of Sevenson-New York as constituted immediately prior to the Effective Date of the Merger, (iv) shall succeed, without other transfer, to all of the debts, liabilities and obligations of Sevenson-Delaware in the same manner as if Sevenson-New York had itself incurred them, and (v) shall be subject to all actions previously taken by its and Sevenson-Delaware's Board of Directors, all as more fully provided under the applicable provisions of the Delaware General Corporation Law and the New York Business Corporation Law.

          II.  CHARTER DOCUMENTS , DIRECTORS AND OFFICERS

          2.1 Certificate of Incorporation. Subject to the change of name of the Surviving Corporation contemplated by
Section 1.1 hereof, the Certificate of Incorporation of Sevenson-New York as in effect immediately prior to the Effective Date of the Merger shall continue in full force and effect as the Certificate of Incorporation of the Surviving Corporation until duly amended in accordance with the provisions thereof and applicable law.

          2.2 Bylaws. The Bylaws of Sevenson-New York as in effect immediately prior to the Effective Date of the Merger shall continue in full force and effect as the Bylaws of the Surviving Corporation until duly amended in accordance with the provisions thereof and applicable law.

          2.3 Directors and Officers. The directors and officers of Sevenson-Delaware immediately prior to the Effective Date of the Merger shall be the directors and officers of the Surviving Corporation until their successors shall have been duly elected and qualified or until as otherwise provided by law, or the Certificate of Incorporation of the Surviving Corporation or the Bylaws of the Surviving Corporation.

               III.  MANNER OF CONVERSION OF STOCK

          3.1 Sevenson-Delaware Common Stock. Upon the Effective Date of the Merger: (i) each share of Sevenson-Delaware Common Stock issued and outstanding immediately prior thereto shall, by virtue of the Merger and without any action by the Constituent Corporations, the holder of such share or any other person, be converted into and exchanged for one (1) fully paid and nonassessable share of Common Stock, par value $.01 per share, of the Surviving Corporation; and (ii) each share of Sevenson-Delaware Class B Common Stock issued and outstanding immediately prior thereto shall, by virtue of the Merger and without any action by the Constituent Corporations, the holder of such share or any other person, be converted into and exchanged for one (1) fully paid and non-assessable share of Class B Common Stock, par value $.01 per share, of the Surviving Corporation.

          3.2 Sevenson-Delaware Options, Stock Purchase Rights and Convertible Securities.

          (a) Upon the Effective Date of the Merger, the Surviving Corporation shall assume and continue the stock option plans and all other employee benefit plans of Sevenson-Delaware. Each outstanding and unexercised option or other right to purchase or security convertible into the Surviving Corporation's Common Stock shall become an option or right to purchase or a security convertible into the Surviving Corporation's Common Stock on the basis of one (1) share of the Surviving Corporation's Common Stock for each share of Sevenson-Delaware Common Stock issuable pursuant to any such option, stock purchase right or convertible security, on the same terms and conditions and at an exercise price per share equal to the exercise price applicable to any such Sevenson-Delaware option, stock purchase right or convertible security at the Effective Date of the Merger. There are no outstanding options, purchase rights for or securities convertible into Class B Common Stock or Preferred Stock of Sevenson-Delaware.

          (b) A number of shares of the Surviving Corporation's Common Stock shall be reserved for issuance upon the exercise of options, stock purchase rights and convertible securities equal to the number of shares of Sevenson-Delaware Common Stock so reserved immediately prior to the Effective Date of the Merger.

          3.3 Sevenson-New York Common Stock. Upon the Effective Date of the Merger, each share of Common Stock, par value $0.01 per share, of Sevenson-New York issued and outstanding immediately prior thereto shall, by virtue of the Merger and without any action by the Constituent Corporations, the holder of such shares or any other person, be canceled and returned to the status of authorized but unissued shares.

          3.4 Exchange of Certificates. After the Effective Date of the Merger, each holder of an outstanding certificate representing shares of Sevenson-Delaware Common Stock or Class B Common Stock may, at such stockholder's option, surrender the same for cancellation to [American Stock Transfer & Trust Company], as exchange agent (the "Exchange Agent"), and each such holder shall be entitled to receive therefor a certificate or certificates representing the number of shares of the Surviving Corporation's Common Stock or Class B Common Stock, as the case may be, into which the surrendered shares were converted as herein provided. Unless and until so surrendered, each outstanding certificate theretofore representing shares of Sevenson-Delaware Common Stock or Class B Common Stock shall be deemed for all purposes to represent the number of shares of the Surviving Corporation's Common Stock or Class B Common Stock, as the case may be, into which such shares of Sevenson-Delaware Common Stock or Class B Common Stock were converted in the Merger.

          The registered owner on the books and records of the Surviving Corporation or the Exchange Agent of any shares of stock represented by such outstanding certificate shall, until such certificate shall have been surrendered for transfer or conversion or otherwise accounted for to the Surviving Corporation or the Exchange Agent, have and be entitled to exercise any voting and other rights with respect to and to receive dividends and other distributions upon the shares of Common Stock or Class B Common Stock of the Surviving Corporation represented by such outstanding certificate as provided above.

          Each certificate representing Common Stock or Class B Common Stock of the Surviving Corporation so issued in the Merger shall bear the same legends, if any, with respect to the restrictions on transferability as the certificates of Sevenson-Delaware so converted and given in exchange therefore, unless otherwise determined by the Board of Directors of the Surviving Corporation in compliance with applicable laws, or other such additional legends as agreed upon by the holder and the Surviving Corporation.

           If any certificate for shares of Sevenson-New York Common Stock or Class B Common Stock is to be issued in a name other than that in which the certificate surrendered in exchange therefor is registered, it shall be a condition of issuance thereof that the certificate so surrendered shall be properly endorsed and otherwise in proper form for transfer, that such transfer otherwise be proper and comply with applicable securities law and that the person requesting such transfer pay to Sevenson-New York or the Exchange Agent any transfer or other taxes payable by reason of issuance of such new certificate in a name other than that of the registered holder of the certificate surrendered or establish to the satisfaction of Sevenson-New York that such tax has been paid or is not payable.

                           IV. GENERAL

          4.1 Further Assurances. From time to time, as and when required by Sevenson-New York or by its successors or assigns, there shall be executed and delivered on behalf of Sevenson-Delaware such deeds and other instruments, and there shall be taken or caused to be taken by Sevenson-New York and Sevenson-Delaware such further and other actions as shall be appropriate or necessary in order to vest or perfect in or conform of record or otherwise by Sevenson-New York the title to and possession of all the property, interests, assets, rights, privileges, immunities, powers, franchises and authority of Sevenson-Delaware and otherwise to carry out the purposes of this Plan, and the officers and directors of Sevenson-New York are fully authorized in the name and on behalf of Sevenson-Delaware or otherwise to take any and all such action and to execute and deliver any and all such deeds and other instruments.

          4.2  Abandonment.   At any time before the Effective
Date of the Merger, this Plan may be terminated and the Merger may be abandoned for any reason whatsoever by the Board of Directors of Sevenson-Delaware, notwithstanding the approval of this Plan by the stockholders of Sevenson-Delaware.

          4.3 Amendment. The Board of Directors of Sevenson-Delaware may amend this Plan at any time prior to the Effective Date of the Merger, provided that an amendment made subsequent to the adoption of this Plan by the stockholders of Sevenson-Delaware shall not: (a) alter or change the amount or kind of shares, securities, cash, property and/or rights to be received in exchange for or on conversion of all or any of the shares of any class or series thereof of either Constituent Corporation;
(b) alter or change any term of the Certificate of Incorporation of the Surviving Corporation to be effected by the Merger; or (c) alter or change any of the terms and conditions of this Plan if such alteration or change would adversely affect the holders of any class or series of capital stock of any Constituent Corporation.

          4.4 Availability of Plan. Executed copies of this Plan will be on file at the principal place of business of the Surviving Corporation at 2749 Lockport Road, Niagara Falls, New York 14302 and copies thereof will be furnished to any stockholder of Sevenson-Delaware, upon request and without cost.

          4.5 Governing Law. This Plan shall in all respects be construed, interpreted and enforced in accordance with and governed by the laws of the State of New York and, so far as applicable, the provisions of the Delaware General Corporation Law.


          IN WITNESS WHEREOF, this Plan having first been approved by the resolutions of the Board of Directors of Sevenson
Environmental Services, Inc., a Delaware corporation, is hereby executed on behalf of such corporation and attested by its respective officers thereunto duly authorized.

                         SEVENSON ENVIRONMENTAL SERVICES, INC.
                         a Delaware corporation


                         By:   /s/ Laurence A. Elia
                            Laurence A. Elia
                            Vice President



ATTEST:


  /s/ William J. McDermott
William J. McDermott
Secretary

                  CERTIFICATE OF INCORPORATION       Exhibit 3(a)

                               OF

        SEVENSON ENVIRONMENTAL SERVICES OF NEW YORK, INC.

        Under Section 402 of the Business Corporation Law


          For the purposes of forming a corporation under the Business Corporation Law of the State of New York, the undersigned hereby certifies:

          FIRST.    The name of the corporation shall be Sevenson
Environmental Services of New York, Inc.

          SECOND.   The purpose of the corporation is to engage
in any lawful act or activity for which corporations may be organized under the New York Business Corporation Law, provided that it is not formed to engage in any act or activity requiring the consent or approval of any state official, department, board, agency or other body without such consent or approval first being obtained.

          THIRD.    The office of the corporation is to be
located in the County of Niagara, New York.

          FOURTH.   The aggregate number of shares which the
corporation has authority to issue is 21,000,000, consisting of 1,000,000 shares of Preferred Stock with a par value of $.01 per share ("Preferred Stock"), 12,000,000 shares of Common Stock with a par value of $.01 per share ("Common Stock"), and 8,000,000 shares of Class B Common Stock with a par value of $.01 per share ("Class B Common Stock").

          The relative rights, preferences and limitations of the shares of each class and the authority of the Board of Directors of the corporation to establish and to designate series of the Preferred Stock and to fix the variations in the relative rights, preferences and limitations as between such series, shall be as follows:

          1. Preferred Stock. The Board of Directors of the corporation is authorized, subject to limitations prescribed by law and the provisions of this Article FOURTH, to provide for the issuance of shares of Preferred Stock in series, and by filing a Certificate of Amendment of this Certificate of Incorporation pursuant to Section 502(d) of the New York Business Corporation Law, to establish from time to time the number of shares to be included in each such series, and to fix the designation, relative rights, preferences and limitations of the shares.

          2.   Common Stock.

               (a) Common Stock and Class B Common Stock shall be identical in all respects and shall have equal rights and privileges, except as otherwise provided in this Article FOURTH.

               (b) Cash or Property Dividends. Subject to all of the rights of any Preferred Stock outstanding from time to time, no cash or property dividend shall be declared or paid to the holders of Class B Common Stock unless the corporation shall at the same time also declare and pay to the holders of Common Stock a cash or property dividend per share at least 110% of the dividend per share paid to the holders of the Class B Common Stock. The corporation may pay cash or property dividends to holders of Common Stock in excess of cash or property dividends paid, or without paying cash or property dividends, to holders of Class B Common Stock.

               (c) Stock Dividends. If at any time a stock dividend is to be paid in Class B Common Stock or Common Stock, such stock dividend may be declared and paid only as follows:

                    (i) So long as no Common Stock is issued and outstanding, Common Stock may be paid to holders of Class B
Common Stock;

                   (ii)  So long as shares of both classes of
common stock are issued and outstanding, Common Stock shall be paid only to holders of Common Stock and Class B Common Stock shall be paid only to holders of Class B Common Stock, and whenever a stock dividend is paid, the same number of shares shall be paid in respect of each outstanding share of Common Stock or Class B Common Stock.

               (d) Stock Subdivisions and Combinations. The corporation shall not subdivide or combine shares of either class of common stock without at the same time making a proportionate subdivision or combination of the other class of common stock.

               (e) Voting. Subject to the rights of the holders of any Preferred Stock outstanding from time to time, voting power shall be divided between the Common Stock and the Class B
Common Stock as follows:

                    (i)  With respect to the election of
directors, holders of Common Stock voting as a separate class shall be entitled, subject to subparagraph 2(e)(v) of this Article FOURTH, to elect that number of directors which constitutes 25% of the authorized number of members of the Board of Directors and, if such 25% is not a whole number, then the holders of Common Stock shall be entitled to elect the nearest whole number of directors that is at least 25% of such membership. Holders of Class B Common Stock, voting as a separate class, shall be entitled, subject to subpara-graph 2(e)(vi) of this Article FOURTH, to elect the remaining directors. Directors elected by the holders of Common Stock, voting as a separate class, and directors elected by one or more other directors to fill vacancies created by the death, resignation or removal of directors elected by such class, shall be designated as "Class A Directors." Directors elected by the holders of Class B Common Stock, voting as a separate class, and directors elected by one or more other directors to fill vacancies created by the death, resignation or removal of directors elected by such class, shall be designated as "Class B Directors." Directors elected by the holders of Common Stock and Class B Common Stock, voting together as a single class pursuant to subparagraph 2(e)(v) or subparagraph 2(e)(vi) of this Article FOURTH, and directors elected by one or more other directors to fill vacancies created by death, resignation or removal of directors so elected, shall be designated as "Joint Directors."

                 (ii)    Holders of Common Stock shall be
entitled to vote as a separate class on the removal, with or without cause, of any Class A Director. Holders of Class B Common Stock shall be entitled to vote as a separate class on the removal, with or without cause, of any Class B Director. Holders of Common Stock and Class B Common Stock shall be entitled to vote together as a single class, as provided for in subparagraph 2(e)(vii) of this Article FOURTH, on the removal, with or without cause, of any Joint Director.

                 (iii) The holders of the Common Stock and the holders of the Class B Common Stock shall be entitled to vote as separate classes only (A) when required by law to do so irrespective of the limitations placed herein on the voting rights of such shareholders, or (B) where a separate class vote is required by specific provision therefor in this Certificate of Incorporation.

                  (iv) Any vacancy in the office of a Class A
Director may be filled by a vote of holders of Common Stock voting as a separate class. Any vacancy in the office of a Class B Director may be filled by a vote of holders of Class B Common Stock voting as a separate class. Any vacancy in the office of a Joint Director may be filled by a vote of holders of Common Stock and Class B Common Stock, voting together as a single class as provided for in subparagraph 2(e)(vii) of this Article FOURTH. Notwithstanding anything in this paragraph 2(e) of this Article FOURTH to the contrary, any vacancy in the office of a director of any class may be filled by the vote of the majority of the directors in such class, by the sole remaining director in such class or, in the event that there are no remaining directors in such class, by the vote of the majority of the other directors or by the sole remaining director, regardless, in each instance, of any quorum requirements, set out in the By-laws. Any director elected by some or all of the directors to fill a vacancy shall serve until the next annual meeting of shareholders and until his or her successor has been elected and has qualified. If permitted by the By-laws, the Board of Directors may increase the number of directors and any vacancy so created may be filled by the Board of Directors; provided, that, so long as the holders of Common Stock have the rights provided in subparagraph 2(e)(i) and 2(e)(iv) of this Article FOURTH in respect of the last preceding annual meeting of shareholders, the Board of Directors may be so enlarged by the Board of Directors only to the extent that at least 25% of the enlarged Board consists of Class A Directors.

               (v) Holders of Common Stock will not have the rights to elect directors set forth in subparagraphs 2(e)(i) and 2(e)(iv) of this Article FOURTH if, on the record date for the shareholder meeting at which such directors are to be elected, or on the record date for any written consent of shareholders pursuant to which directors are elected, the number of issued and outstanding shares of Common Stock is less than 10% of the aggregate number of issued and outstanding shares of Common Stock and Class B Common Stock. In such case, all directors to be elected shall be elected by holders of Common Stock and Class B Common Stock voting together as a single class, provided that, with respect to said election, the holders of Common Stock shall have one vote per share and holders of Class B Common Stock shall have ten votes per share.

                (vi) Holders of Class B Common Stock will not have the rights to elect directors set forth in subparagraphs 2(e)(i) and 2(e)(iv) of this Article FOURTH if, on the record date for the shareholder meeting at which such directors are to be elected, or on the record date for any written consent of shareholders pursuant to which directors are elected, the number of issued and outstanding shares of Class B Common Stock is less than 12.5% of the aggregate number of issued and outstanding shares of Common Stock and Class B Common Stock. In such case, holders of Common Stock, voting as a separate class, shall have the right to elect 25% of the members of the Board of Directors as provided in subparagraph 2(e)(i) of this Article FOURTH, and holders of Common Stock and holders of Class B Common Stock voting together as a single class shall be entitled to elect the remaining directors, provided that, with respect to said election, the holders of Common Stock shall have one vote per share and holders of Class B Common Stock shall have ten votes per share.

                (vii) Holders of Common Stock and Class B Common Stock shall in all matters not otherwise specified in this paragraph 2(e) of this Article FOURTH vote together as a single class provided that in connection with such matters the holders of Common Stock shall have one vote per share and the holders of Class B Common Stock shall have ten votes per share.

               (viii) Subject to the rights of the holders of any Preferred Stock outstanding from time to time and notwithstanding anything in this paragraph 2(e) of this Article FOURTH to the contrary, the holders of Common Stock shall have exclusive voting power on all matters at any time when no Class B Common Stock is issued and outstanding, and the holders of Class B Common Stock shall have exclusive voting power on all matters at any time when no Common Stock is issued and outstanding.

          (f) Conversion. Each holder of record of Class B Common Stock may at any time or from time to time, in such holder's sole discretion and at such holder's option, convert any whole number or all of such holder's shares of Class B Common Stock into fully paid and non-assessable shares of Common Stock at the rate of one share of Common Stock for each share of

Class B Common Stock surrendered for conversion. Any such conversion may be effected by any holder of Class B Common Stock surrendering such holder's certificate or certificates for the Class B Common Stock to be converted, duly endorsed, at the office of the corporation or any transfer agent for the Class B Common Stock, together with a written notice to the corporation at such office that such holder elects to convert all or a specified number of shares of Class B Common Stock and stating the name or names in which such holder desires the certificate or certificates for such Common Stock to be issued. Promptly thereafter, the corporation shall issue and deliver to such holder, or such holder's nominee or nominees, a certificate or certificates for the number of shares of Common Stock to which such holder shall be entitled as aforesaid. Such conversion shall be deemed to have been made at the close of business at the date of such surrender and the person or persons entitled to receive the Common Stock issuable on such conversion shall be treated for all purposes as the record holder or holders of such Common Stock on that date.

          Authorized but unissued Common Stock, to the extent that such stock may be necessary to meet any exercise of the conversion privilege of issued and outstanding Class B Common Stock, shall be held by the corporation without the necessity of a declaration by the Board of Directors, in reserve, to be issued only in satisfaction of the conversion privilege of the issued and outstanding Class B Common Stock. No Class B Common Stock may be issued unless the authorized but unissued and unreserved shares of Common Stock are sufficient to satisfy the conversion privilege which will exist with respect to such Class B Common Stock when issued.

          (g) Liquidation. In the event of any liquidation, dissolution or winding up of the corporation, the holders of the Common Stock and the holders of the Class B Common Stock shall participate equally per share in any distribution to shareholders, if any, after payment in full to the holders of Preferred Stock of the preferential amounts, if any, to which they are entitled.

          FIFTH.    The Secretary of State of the State of New
York is designated as the agent of the corporation, upon whom process against it may be served, and the post office address to which the Secretary of State shall mail a copy of any such process served upon him or her is c/o Phillips, Lytle, Hitchcock, Blaine & Huber LLP, 3400 Marine Midland Center, Buffalo, New York 14203.

          SIXTH.    Subject to any limitation provided in any
statute of the State of New York, the corporation in furtherance of its corporate purposes shall have all the powers now or hereafter conferred by statute upon, or otherwise legally attributable to, corporations formed under the New York Business
Corporation Law.

          SEVENTH. To the fullest extent that the New York Business Corporation Law, as the same exists or may hereafter be amended, permits elimination or limitation of the liability of directors, no director of the corporation shall be liable to the corporation or its shareholders for damages for any breach of duty in such capacity. Any repeal or modification of this Article by the shareholders of the corporation shall be prospective only and shall not adversely affect any elimination or limitation of the personal liability of a director of the corporation for acts or omissions occurring prior to the effective date of such repeal or modification.

          IN WITNESS WHEREOF, the undersigned has made and signed this Certificate of Incorporation this 13th day of May, 1998 and the undersigned affirms the statements contained herein as true under penalties of perjury.


                                     /s/ Mary K. Mahoney
                                   Mary K. Mahoney, Incorporator
                                   3400 Marine Midland Center
                                   Buffalo, New York  14203

                             BY-LAWS                 Exhibit 3(b)

                               OF

              SEVENSON ENVIRONMENTAL SERVICES, INC.


                            ARTICLE I

                             OFFICES

          Section 1. The Corporation's principal office shall be in the City of Niagara Falls, County of Niagara, State of New York or such other location within or outside of the State of New York as the board of directors of the Corporation (the "Board") shall determine.

          Section 2. The Corporation may also have offices at such other places both within and outside of the State of New
York as the Board may from time to time determine or the business of the Corporation may require.

                           ARTICLE II

                    MEETINGS OF SHAREHOLDERS

          Section 1. The annual meeting of the shareholders for the election of directors and for the transaction of such other business as may properly come before the meeting shall be held at such time and place, either within or outside of the State of New York, as shall be determined by the Board and stated in the notice of the meeting. The meeting may be adjourned from time to time and place to place until its business is completed.

          Section 2. Special meetings of the shareholders, for any purpose or purposes, unless otherwise prescribed by statute or by the Certificate of Incorporation, may be called by the President or the Chairman of the Board, and shall be called by the President or Secretary at the request in writing of a majority of the entire Board. Such request shall state the purpose or purposes of the proposed meeting. Business transacted at any special meeting of shareholders shall be limited to the purposes stated in the notice.

          Section 3. Notice of every meeting of the shareholders stating the place, date and hour of the meeting shall be given to each shareholder entitled to vote at such meeting not less than ten or more than fifty days before the date of the meeting. Notice of a special meeting shall also state the purpose or purposes for which it is called and the person or persons at whose direction it is being called.

          Section 4. The officer or agent who has charge of the stock ledger or transfer book of the Corporation shall prepare and make, at least ten days before every meeting of shareholders, a complete list of the shareholders entitled to vote at the meeting, arranged in alphabetical order and showing the address of each shareholder and the number of shares registered in the name of each shareholder. Such list shall be open to the examination of any shareholder, for any purpose germane to the meeting, during ordinary business hours, for a period of at least ten days prior to the meeting, either at a place within the city where the meeting is to be held, which place shall be specified in the notice of the meeting, or if not so specified, at the place where the meeting is to be held. The list shall also be produced and kept at the time and place of the meeting during the whole time thereof and may be inspected by any shareholder who is present.

          Section 5. Each outstanding share of common stock shall be entitled to vote in accordance with the provisions for voting specified in the Certificate of Incorporation or required by law. In determining the number of shares of stock required by law, by the Certificate of Incorporation or by these by-laws to be represented for any purpose, or to determine the outcome of any matter submitted to shareholders for approval or consent, the number of shares represented or voted shall be weighted in accordance with the provisions of the Certificate of Incorporation regarding voting powers of each class of stock.
Any reference in these by-laws to a specific fraction or percentage of the voting stock shall be deemed to refer to a fraction or percentage of the voting power of such stock. Issues shall be determined by a class vote only when a class vote is required by law or by the Certificate of Incorporation.

          Section 6. The holders of a majority of the voting stock issued and outstanding, present in person or represented by proxy, shall constitute a quorum at all meetings of the shareholders for the transaction of business except as otherwise provided by law or by the Certificate of Incorporation. If a quorum shall fail to attend any meeting of the shareholders, the shareholders present at such meeting may adjourn the meeting to another place, date or time, without notice other than announcement at the meeting. At such adjourned meeting at which a quorum shall be present or represented, any business may be transacted which might have been transacted at the meeting as originally notified. If the adjournment is for more than thirty days, or if after the adjournment a new record date is fixed for the adjourned meeting, a notice of the adjourned meeting shall be given to each shareholder of record entitled to vote at the meeting. If a notice of any adjourned special meeting of shareholders is sent to all shareholders entitled to vote thereat, stating that it will be held with those present constituting a quorum, then, except as otherwise required by law, those present or represented at such adjourned meeting shall constitute a quorum if they are the holders of at least one-third of the voting stock issued and outstanding.

          Section 7. When a quorum is present at any meeting, any question brought before that meeting shall be determined by the vote of a majority of the stock voting on such question, present in person or represented by proxy, unless the question is one upon which, by express provision of law or of the Certificate of Incorporation, a different vote is required, in which case such express provision shall govern and control the decision of such question.

          Section 8. The order of business and all other matters of procedure at every meeting of the shareholders shall be determined by the presiding officer. The Board shall appoint two or more inspectors of election to serve at every meeting of the shareholders at which directors are to be elected.

                           ARTICLE III

                            DIRECTORS

          Section 1. The number of directors which shall constitute the entire Board shall be eight. The term "entire Board" as used in these By-Laws means the total number of directors which the Corporation would have if there were no vacancies. Each director elected shall hold office until his successor is elected and qualified.

          Section 2. Vacancies and newly created directorships shall be filled in accordance with the provisions of the Certificate of Incorporation.

          Section 3. The business and affairs of the Corporation shall be managed by or under the direction of the Board.

          Section 4. Regular meetings of the Board may be held without notice at such times and at such places as shall from time to time be determined by the Board.

          Section 5. Special meetings of the Board may be called by the Chairman of the Board, the President, or by any officer of the Corporation upon the request of a majority of the entire Board. Notice of every special meeting of the Board shall be given to each director at his regular place of business, or at such other address as shall have been furnished by him for that purpose. Such notice shall be given at least twenty-four hours before the meeting by telephone or by being personally delivered or telegraphed, or shall be given at least four business days before the meeting by mail. Notice is complete when sent. Such notice need not include a statement of the business to be transacted at, or the purpose of, any such meeting.

          Section 6. Except as otherwise provided by statute or in these by-laws, the presence of a majority of the entire Board shall be necessary and sufficient to constitute a quorum for the transaction of business, and the act of a majority of the directors present at any meeting at which there is a quorum shall be deemed the act of the Board. Less than a quorum may adjourn any meeting of the Board from time to time, without notice other than announcement at the meeting.

          Section 7. UnLess otherwise restricted by the Certificate of Incorporation or these by-laws, any action required or permitted to be taken at any meeting of the Board or of any committee thereof may be taken without a meeting if all members of the Board or committee, as the case may be, consent thereto in writing, and the writing or writings are filed with the minutes of proceedings of the Board or committee.

          Section 8. Unless otherwise restricted by the Certificate of Incorporation or these by-laws, members of the Board or any committee thereof may participate in a meeting of the Board or any committee by means of conference telephone or similar communications equipment by means of which all persons participating in the meeting can hear each other, and such participation in a meeting shall constitute presence in person at the meeting.

          Section 9. The Board may, by resolution passed by a majority of the entire Board, designate one or more committees, each committee to consist of one or more of the directors. The Board may designate one or more directors as alternate members of any committee, who may replace any absent or disqualified member at any meeting of the committee. Any such committee, to the extent provided in the resolution of the Board, shall have and may exercise all the powers and authority of the Board in the management of the business and affairs of the Corporation and may authorize the seal of the Corporation to be affixed to all papers which may require it; but no such committee shall have any power or authority the exercise of which by such committee is proscribed by law. Such committee or committees shall have such names or names as may be determined from time to time by resolution adopted by the Board.

          Section 10. Unless otherwise provided by the Board, a majority of the members of any committee appointed by the Board shall constitute a quorum at any meeting thereof and the act of a majority of the members present at a meeting at which a quorum is present shall be the act of such committee. Any such committee shall, subject to any rules prescribed by the Board, prescribe its own rules for calling, giving notice of and holding meetings and its method of procedure at such meetings. Each committee shall keep regular minutes of its meetings and report the same to the Board when required by the Board.

                           ARTICLE IV

                             NOTICES

          Section 1. Whenever, under the provisions of the applicable law, the Certificate of Incorporation or of these bylaws, notice is required to be given to any director or shareholder, it shall not be construed to exclusively mean personal notice, but such notice may also be given in writing, by mail, addressed to such director or shareholder at his address as it appears on the records of the Corporation, with postage thereon prepaid, and such notice shall be deemed to be given at the time when the same shall be deposited in the United States mail. Notice to directors may also be given telegram, telex or similar means, in which case it shall be deemed to have been given when transmitted.

          Section 2. Whenever any notice is required to be given under the provisions of applicable law, the Certificate of Incorporation or of these by-laws, a waiver thereof in writing, signed by the person or persons entitled to said notice, whether before or after the time stated therein, shall be deemed equivalent thereto.

                            ARTICLE V

                            OFFICERS

          Section 1. The officers of the Corporation shall be appointed or elected by the Board. The officers shall be a President, such number of Vice-Presidents as the Board may from time to time determine, a Secretary, and a Treasurer and, if the Board so determines, a Chairman of the Board and a Vice Chairman of the Board. Any person may hold two or more offices. The Board may also appoint such other officers and agents as it shall deem appropriate.

          Section 2. If appointed or elected by the Board, the Chairman of the Board shall have the general powers and duties of supervision and management of the business of the Corporation which usually pertain to his office.

          Section 3. The President shall be the chief executive officer of the Corporation. He shall have the general powers and duties of supervision and management of the business and affairs of the Corporation which normally pertain to his office and shall perform such other duties and have such other powers as the Board may from time to time prescribe. He shall see that all orders and resolutions of the Board are carried into effect. The President shall preside at all meetings of the shareholders and of the Board.

          Section 4. In the absence of the President or in the event of his inability or refusal to act, the Vice-President (or in the event there be more than one Vice-President, the Vice Presidents in the order designated by the Board, or, in the absence of any designation, then in the order of their election) shall perform the duties of the President and, when so acting, shall have all the powers of and be subject to all the restrictions upon the President.

          Section 5. The officers, agents and employees of the Corporation shall perform the duties and exercise the powers usually incident to the offices or positions held by them respectively and/or such other duties and powers as may be assigned to them from time to time by the Board or the President.

          Section 6.  The salaries of all officers of the
Corporation shall be fixed by the Board.

          Section 7. The officers shall hold office until their successors are chosen and qualify. Any officer elected or appointed by the Board may be removed at any time by the Board with or without cause. Any vacancy occurring in any office of the Corporation shall be filled by the Board.

          Section 8. Except as otherwise provided by the Board, any one of the following officers, viz.: the Chairman of the Board, the President, Vice-president and Secretary, shall have the power in the name of or on behalf of the Corporation to execute proxies for the voting of stock owned by the Corporation in any other corporation for use at any meeting of shareholders of such other corporation.

                           ARTICLE VI

                         INDEMNIFICATION

          Section 1. The Corporation shall, to the fullest extent permitted by applicable law, as amended from time to time, indemnify each person made, or threatened to be made, a party to any action or proceeding, whether civil, criminal, administrative or investigative ("Proceeding") by reason of the fact that such person, such person's testator or intestate, is or was a director or officer of the Corporation, or, while a director or officer, serves or served, at the request of the Corporation, any other corporation, partnership, joint venture, trust, employee benefit plan or other enterprise in any capacity, against judgments, fines, penalties, amounts paid in settlement and reasonable expenses (including attorneys' fees, costs and charges) incurred in connection with such threatened or pending Proceeding, or any appeal therein; provided that no such indemnification shall be made if a judgment or other final adjudication adverse to such person establishes that (i) his or her acts were committed in bad faith or were the result of active and deliberate dishonesty and were material to the cause of action so adjudicated, or (ii) he or she personally gained in fact a financial profit or other advantage to which he or she was not legally entitled, and provided further that no such indemnification shall be required with respect to any settlement or other nonadjudicated disposition of any threatened or pending Proceeding unless the Corporation has given its prior consent to such settlement or other disposition.

          Section 2. The Corporation shall, from time to time, advance or promptly reimburse upon request any director or officer seeking indemnification hereunder the funds necessary for payment of expenses (including attorneys' fees, costs and charges) reasonably incurred in connection with any threatened or pending Proceeding in advance of the final disposition thereof upon receipt of a written undertaking by or on behalf of such person to repay such amount if such person is ultimately found not to be entitled to indemnification or, where indemnification is granted, to the extent the expenses so advanced or reimbursed exceed the amount to which such person is entitled.
          Section 3. Nothing herein shall limit or affect any right of any person otherwise than hereunder to indemnification or to advancement of expenses (including attorneys' fees, costs and charges) under any statute, rule, regulation, certificate of incorporation, by-law, resolution of directors or shareholders, insurance policy, contract or otherwise.

          Section 4. The Corporation is authorized to enter into agreements with any of its directors or officers to reflect or confirm the rights and benefits contained in this Article and to extend other additional rights to indemnification and to advancement of expenses to any such person to the fullest extent permitted by applicable law, and to set forth procedures for any such person to obtain advancement of expenses and indemnification, but the existence of any such agreement or the failure to enter into any such agreement shall not adversely affect or limit the rights of any such person pursuant to this Article or otherwise.

          Section 5. For the purposes of this Article, the Corporation shall be deemed to have requested a person to serve an employee benefit plan where the performance by such person of his or her duties to the Corporation also imposes duties on, or otherwise involves services by, such person to the plan or participants or beneficiaries of the plan, and excise taxes assessed on a person with respect to an employee benefit plan pursuant to applicable law shall be considered indemnifiable expenses.

          Section 6. If a request to be indemnified or for the advancement of expenses pursuant to this Article is not paid in full by the Corporation within 30 days after a written claim has been received by the Corporation, the person seeking indemnification or advancement of expenses may at any time thereafter bring suit against the Corporation to recover the unpaid amount of the claim and, if successful in whole or in part, the person seeking indemnification or advancement of expenses shall be entitled also to be paid the expenses of prosecuting such claim. In any such judicial proceeding, the Corporation shall have the burden of proving by the preponderance of the evidence that the person seeking indemnification or advancement of expenses is not entitled to indemnification or advances hereunder. Neither the failure of the Corporation (including the Board, independent legal counsel or shareholders) to have made a determination that the person seeking indemnification or advancement of expenses is entitled to indemnification or advancement of expenses in the circumstances nor an actual determination by the Corporation (including the Board, independent legal counsel or shareholders) that the person seeking indemnification or advancement of expenses is not so entitled shall be a defense to an action or create a presumption that the person seeking indemnification or advancement of expenses is not so entitled.

          Section 7. Nothing in this Article shall restrict the power and the authority of the Corporation to indemnify or advance expenses to, make indemnification agreements and arrangements with, or maintain insurance on behalf of, any employee or agent of the Corporation or any person (whether or not a director, officer, employee or agent of the corporation) who serves at the request of the Corporation in any capacity with any other corporation, partnership, joint venture, trust, employee benefit plan or other enterprise.

          Section 8. If this Article or any part hereof shall be held unenforceable in any respect by a court of competent jurisdiction, it shall be deemed modified to the minimum extent necessary to make it enforceable, and the remainder of this Article shall remain fully enforceable.

          Section 9. This Article shall be given retroactive effect and the full benefits hereof shall be available in respect of any alleged or actual occurrences, acts or failures to act prior to the date of the adoption of this Article. The right to indemnification or advancement of expenses under this Article shall be a contract right.

                           ARTICLE VII

                     REGISTERED SHAREHOLDERS

          Section 1. The Corporation shall be entitled to recognize the exclusive right of a person registered on its books as the owner of shares to receive dividends, and to vote as such owner, and to hold liable for calls and assessments a person registered on its books as the owner of shares, and shall not be bound to recognize any equitable or other claim to or interest in such share or shares on the part of any other person, whether or not it shall have express or other notice thereof, except as otherwise provided by applicable law.

                          ARTICLE VIII

                            DIVIDENDS

          Section 1. Dividends upon the capital stock of the Corporation, subject to the provisions of the Certificate of Incorporation, if any, may be declared by the Board at any regular or special meeting, pursuant to law. Dividends may be paid in cash, in property, or in shares of the capital stock, subject to the provisions of the Certificate of Incorporation.

          Section 2. Before payment of any dividend, there may be set aside out of any funds of the Corporation available for dividends such sum or sums as the Board from time to time, in its absolute discretion, thinks proper as a reserve or reserves to meet contingencies, or for equalizing dividends, or for repairing or maintaining any property of the Corporation, or for such other purpose as the Board shall think conducive to the interests of the Corporation, and the Board may modify or abolish any such reserve in the manner in which it was created.

                           ARTICLE IX

                              SEAL

          Section 1. The seal of the Corporation shall in such form as the directors shall determine.

                            ARTICLE X

                           AMENDMENTS

          Section 1. These by-laws may be added to, amended or repealed either by the shareholders or the Board. Any by-law adopted by the Board may be amended or repealed by the Shareholders.

          The undersigned Secretary of Sevenson Environmental Services, Inc., a corporation of the State of New York, HEREBY CERTIFIED that the foregoing is a true and complete copy of the By-Laws of said corporation, as at present in force and effect.

          WITNESS, the hand of the undersigned and the seal of the said corporation, this 22nd day of October, 1998.

                                    /s/ William J. McDermott
                                             Secretary