Form 10-Q
period 1998-09-30
SEVENSON ENVIRONMENTAL SERVICES INC
filed 1998-11-13
CIK 846976

SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, DC

                               FORM 10-Q


              Quarterly Report Under Section 13 or 15(d)
                of the Securities Exchange Act of 1934
_________________________________________________________________

For Quarter Ended                     Commission File Number 0-17536
 September 30, 1998


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

                       Yes   X        No

Number of common shares outstanding as of the close of the period covered by this report: 2,272,390 shares of Common Stock and 7,438,600 shares of Class B Common Stock

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

SEVENSON ENVIRONMENTAL SERVICES, INC. AND SUBSIDIARIES


CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE DATA)
--------------------------------------------------------------------

                                            September 30,    December 31,
                                                 1998            1997
                                             (Unaudited)      (Audited)
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                   $     8,402     $   4,522
  Marketable securities                            43,139        47,090
  Accounts receivable                              22,496        16,532
  Costs and estimated earnings on
     contracts in progress in excess of
     related billings                               4,202         4,847
  Prepaid expenses and other current assets           588           688
                                               ----------     ---------
     Total current assets                          78,827        73,679
                                              ----------    ---------
PROPERTY AND EQUIPMENT:
  Land                                                306            308
  Buildings and improvements                        3,514          3,507
  Construction and field equipment                 18,598        18,040
  Vehicles                                          5,786          5,596
  Office furniture and equipment                    1,698         1,671
                                               ----------     ---------
                                                   29,902        29,122
  Less accumulated depreciation                    16,586        14,763
                                               ----------     ---------
     Total property and equipment                  13,316        14,359
                                               ----------     ---------

INVESTMENT IN BROWNFIELD REAL ESTATE                8,505         8,631

OTHER ASSETS                                        3,545         2,603
                                               ----------     ---------

TOTAL ASSETS                                     $104,193       $99,272
                                               ==========     =========


See notes to condensed consolidated financial statements.

SEVENSON ENVIRONMENTAL SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE DATA)
--------------------------------------------------------------------
                                            September 30,   December 31,
                                                1998           1997
                                            (Unaudited)     (Audited)

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable:
    Current                                 $     7,506     $    5,392
    Retentions                                      434            643
  Note payable - current                            410              12
  Compensation, income taxes and other
     current liabilities                          2,670           1,773
  Deferred income taxes                                0            151
  Amounts billed in excess of costs
     and estimated earnings on
     contracts in progress                        5,456          3,065
                                            -----------      ---------
       Total current liabilities                 16,476         11,036
                                            -----------      ---------
DEFERRED INCOME TAXES                             2,098          1,863
                                            -----------      ---------
NOTES PAYABLE                                     2,275          2,000
                                            -----------      ---------
STOCKHOLDERS' EQUITY:
  Common stock, $.01 par value;
   Authorized 12,000,000 shares,
   issued 3,209,080 and 3,161,240 shares             32              32
  Class B Common Stock, $.01 par
   value; Authorized 8,000,000 shares,
   issued 7,438,600 and
   7,486,440 shares                                  74              75
  Additional paid-in capital                     25,421         25,420
  Retained earnings                              64,888         61,872
                                            -----------      ---------
                                                 90,415         87,399
  Treasury stock (936,690 and 518,240
   shares common stock, at cost)                 (7,197)        (3,723)
                                            -----------      ---------
                                                 83,218         83,676
  Unrealized gain on marketable
   securities, net of taxes                         221             792
  Cumulative translation adjustment                 (95)           (95)
                                            -----------      ---------
     Total stockholders' equity                  83,344         84,373
                                            -----------      ---------

TOTAL LIABILITIES AND STOCKHOLDERS'
  EQUITY                                    $   104,193      $  99,272
                                            ===========      =========

See notes to condensed consolidated financial statements.

SEVENSON ENVIRONMENTAL SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
NINE-MONTH PERIODS ENDED SEPTEMBER 30, 1998 AND 1997 - (UNAUDITED) (IN THOUSANDS, EXCEPT PER-SHARE DATA)
------------------------------------------------------------------

                                                    1998             1997

REVENUES                                         $  62,439        $  60,455
COSTS AND EXPENSES:
 Direct and indirect costs                          50,896           48,951
 Selling, general and administrative                 7,030            7,512
                                                 ---------        ---------
                                                    57,926           56,463
                                                 ---------        ---------

EARNINGS FROM OPERATIONS                             4,513            3,992

OTHER:
  Interest income                                    1,502            1,659
  Interest expense                                     (157)           (168)
  Realized gain on sale of
   marketable securities                                222            211
  Realized gain on sale of real estate                   0              299
                                                 ---------        ----------
                                                     1,567            2,001
                                                 ---------        ----------

EARNINGS BEFORE INCOME TAXES                         6,080            5,993

INCOME TAX EXPENSE                                   2,072            2,050
                                                 ---------        ----------
NET EARNINGS                                     $   4,008        $   3,943
                                                 =========        ==========
WEIGHTED AVERAGE NUMBER OF SHARES
  OUTSTANDING                                       10,060           10,098
                                                 =========        ==========
BASIC AND DILUTED EARNINGS PER SHARE             $    0.40        $    0.39
                                                 =========        ==========

See notes to condensed consolidated financial statements.

SEVENSON ENVIRONMENTAL SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
THREE-MONTH PERIODS ENDED SEPTEMBER 30, 1998 AND 1997 - (UNAUDITED) (IN THOUSANDS, EXCEPT PER-SHARE DATA)
--------------------------------------------------------------------


                                                    1998           1997

REVENUES                                         $  20,260     $  24,855

COSTS AND EXPENSES:
  Direct and indirect costs                         15,356         21,304
  Selling, general and administrative                2,269        2,334
                                                 ---------      --------
                                                    17,625         23,638
                                                 ---------      --------
EARNINGS FROM OPERATIONS                             2,635          1,217

OTHER:
  Interest income                                       541           527
  Interest expense                                      (65)          (76)
  Realized gain on sale of
     marketable securities                               97           126
                                                 ---------     ---------
                                                        573           577
                                                 ---------     ---------

EARNINGS BEFORE INCOME TAXES                         3,208          1,794

INCOME TAX EXPENSE                                   1,096            599
                                                 ---------     ---------
NET EARNINGS                                     $   2,112     $   1,195
                                                 =========     =========
WEIGHTED AVERAGE NUMBER OF SHARES
  OUTSTANDING                                        9,941         10,017
                                                 =========     =========

BASIC AND DILUTED EARNINGS PER SHARE             $    0.21     $    0.12
                                                 =========     =========


See notes to condensed consolidated financial statements.

SEVENSON ENVIRONMENTAL SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE-MONTH PERIODS ENDED SEPTEMBER 30, 1998 AND 1997 - (UNAUDITED)
(IN THOUSANDS)
---------------------------------------------------------------------

                                                       1998        1997

CASH FLOWS FROM OPERATING ACTIVITIES:
  Cash receipts from customers                   $   59,551   $   65,324
  Cash payments to subcontractors,
    suppliers and employees                         (54,975)       (55,320)
  Interest received                                    1,502         1,659
  Interest paid                                         (157)         (168)
  Taxes paid                                            (509)       (2,251)
  Tax refunds received                                     0             8
                                                 ----------   ----------
  Net cash provided by operating activities            5,412         9,252
                                                 ----------   ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Investment purchased                              (13,194)       (10,273)
  Investments sold                                   16,575         15,280
  Capital expenditures                                  (959)       (2,246)
  Brownfield acquisition and remediation costs
    net of interest                                      126        (6,796)
  Acquisition of business                               (368)            0
  Proceeds from sale of property and equipment            69            12
                                                 ----------   ----------
  Net cash provided by (used in)
    investing activities                              2,249         (4,023)
                                                 ----------   ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payments of debt                               0          (225)
  Debt proceeds                                          685             0
  Exercise of stock options                                0           224
  Acquisition of treasury stock                      (3,474)             0
  Dividends paid                                        (992)         (971)
                                                 ----------   ----------
  Net cash used in financing activities              (3,781)          (972)
                                                 ----------   ----------

NET INCREASE IN CASH AND CASH EQUIVALENTS              3,880         4,257

CASH AND CASH EQUIVALENTS, BEGINNING OF
  PERIOD                                               4,522         1,472
                                                 ----------   ----------

CASH AND CASH EQUIVALENTS, END OF PERIOD         $    8,402   $    5,729
                                                 ==========   ==========


See notes to condensed consolidated financial statements.

SEVENSON ENVIRONMENTAL SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE-MONTH PERIODS ENDED SEPTEMBER 30, 1998 AND 1997 - (UNAUDITED)
(IN THOUSANDS)
---------------------------------------------------------------------

                                                   1998           1997

RECONCILIATION OF NET EARNINGS TO NET CASH
  PROVIDED BY OPERATING ACTIVITIES:
  Net earnings                                   $  4,008    $  3,943
  Adjustments to reconcile:
    Depreciation and amortization                   1,905        1,894
    Increase in cash surrender value of
      life insurance                                 (150)       (120)
    Gain on sale of marketable securities            (222)       (211)
    Provision for deferred income taxes                304         517
    Loss on sale of property and equipment         40          17
  Change in assets and liabilities
   affecting cash flows:
    Accounts receivable                            (5,964)      3,899
    Material and supply inventories                      6           8
    Costs and estimated earnings on
     contracts in progress in excess
     of related billings                              645        (301)
    Prepaid expenses and other current assets           94          81
    Other assets                                     (437)          0
    Accounts payable                                1,905        (742)
    Compensation, income taxes and other
     current liabilities                               887          82
    Amounts billed in excess of costs and
     estimated earnings on contracts in
     progress                                       2,391         185
                                                 --------     --------
NET CASH PROVIDED BY OPERATING ACTIVITIES        $  5,412     $  9,252
                                                 ========     ========


See notes to condensed consolidated financial statements.

ITEM 2 -   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Revenues for the quarter were $20,260,000, 18% lower than the $24,855,000 in revenues in the same quarter last year. The decrease was due to lower backlog at the beginning of the quarter ($63.7 million as compared to $69.3 million at the same date last year), impeded progress on one of the Company's larger projects, and a greater number of smaller, more challenging projects.

Gross margin (revenues less direct and indirect costs) percentage for the quarter was 24.2% as compared to 14.3% in the third quarter last year. Last year's gross margin was reduced by the recognition of a substantial shortfall in the revenue and profit expected from one of the Company's larger projects. No similar impact occurred this year, allowing the gross margin recognized to return to within the Company's normal range. Typically, gross margin varies from quarter to quarter dependent upon a number of factors including seasonal effects and the nature, size and mix of projects underway during a given quarter. The Company considers gross margin in the range of 17% to 27% to be normal.

At the end of the quarter the Company had a record backlog of $98.7 million. At the same date last year, the Company's backlog was $63.7 million. Among the contracts received by the Company during the quarter were two contracts with a total value of $26.9 million awarded by EPA Region II.

Selling, general and administrative expenses were down 3% to $2,269,000 from $2,334,000 in the third quarter last year. Lower home office and professional fee expenses were partially offset by higher branch office and benefit expenses.

Interest income was slightly higher at $541,000 as compared to $527,000 last year. Invested balances and interest rates were relatively equivalent during the two periods.

The effective tax rate was 34.2% as compared to 33.4% last year. Both rates are lower than statutory rates due to income from non-taxable sources, principally municipal securities.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities for the nine month period was $5,412,000 as compared to $9,252,000 in the same period last year. The difference is due to lower cash receipts from customers, $59,551,000 as compared to $65,324,000, offset partially by lower tax payments, $509,000 as compared to $2,251,000. Cash receipts were lower due to delay in payment on one larger contract. Tax payments were lower due to net losses at the beginning of the year, in addition to various tax elections at that time, which resulted in lower estimated payments.

Net cash provided by investing activities was $2,249,000 as compared to last year's net cash used in investing activities of $4,023,000. The principal cause of the difference was a large investment made last year in Brownfields properties, $6,796,000, as opposed to this year's cash returns from Brownfields investments totaling $126,000. Last year the Company invested $6,796,000 in the acquisition and remediation of Brownfield properties. For the first three quarters of 1998, the Company's additional Brownfields investment was offset by income received from Brownfields properties. A gain or loss from a Brownfields property will be recognized upon sale of the property.

This year's capital expenditures were lower, $959,000 as compared to
$2,246,000 last year.   Last year the Company invested more heavily in
field equipment to replace older units and to add new units to suit its then-upcoming needs. This year the Company has continued to update its fleet of field equipment as needed. The Company expects to continue to purchase field equipment as its needs dictate.

As of September 30, 1998, the Company had working capital of $62,351,000 including cash, cash equivalents and marketable securities of $51,541,000. The Company believes that existing funds and cash generated by operations will suffice to meet all working capital and capital investment needs for the foreseeable future.

During the nine month period, the Company repurchased 418,450 shares of its Common Stock at a cost of $3,474,000 or an average of $8.30 per share.

The Company is aware of the "Year 2000" issue which affects most corporations and concerns the inability of information systems, primarily computer software programs, to properly recognize and process date-sensitive information relating to the Year 2000 and beyond. The Company believes it is pursuing appropriate courses of action to identify and address Year 2000 compliance including consideration of the purchase of an entirely new, Year 2000 ready accounting software system. The Company believes that it is on schedule to complete its Year 2000 initiatives before mid-year 1999 and does not expect that the cost of compliance to exceed $200,000.

The Company does not believe its operations are significantly imperiled by Year 2000 issues. Other than accounting functions, which are being addressed, the principal operating functions of the Company are not dependent on information systems and thus are not exposed to material disruption by the failure of information systems to operate properly. To the extent that information systems are used as tools in these operating functions and their availability is reduced or lost due to Year 2000 issues, the Company would revert to manual backup systems without material adverse effect.

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

           Item 3     Defaults Upon Senior Securities
                      Not Applicable

           Item 4 Submission of Matters to a Vote of Security Holders Not Applicable

           Item 5     Other Information
                      Not Applicable

           Item 6     Exhibits and Reports on 8-K
                      (a)  Exhibits:  None required.
                      (b)  Reports on Form 8-K:  None required.

                           No reports on Form 8-K have been filed during the quarter (13 weeks) ended September 30, 1998


                                 SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                           SEVENSON ENVIRONMENTAL SERVICES, INC.

Dated: November 6, 1998

                            /s/ William J. McDermott
                                William J. McDermott
                                 Vice President, Secretary and
                                 Chief Financial Officer