Form 10-K
period 1998-12-31
SEVENSON ENVIRONMENTAL SERVICES INC
filed 1999-03-30
CIK 846976

SECURITIES AND EXCHANGE COMMISSION

                         WASHINGTON, DC
                            FORM 10-K

             Annual Report Under Section 13 or 15(d)
           of the Securities and Exchange Act of 1934

           For the Fiscal Year Ended December 31, 1998
                   Commission File No. 0-17536

              SEVENSON ENVIRONMENTAL SERVICES, INC.
             ______________________________________
     (Exact name of registrant as specified in its charter)

     New York                                     16-1091535
_______________________________              ______________________
(State or other jurisdiction of              (IRS Employer
incorporation or organization)               Identification No.)
                       2749 Lockport Road
                           PO Box 396
                    Niagara Falls, NY   14302
                   ___________________________
            (Address of principal executive offices)
                           (Zip Code)

                         (716) 284-0431
                        ________________
      (Registrant's telephone number, including area code)

Securities Registered Pursuant to Section 12(b) of the Act: None

   Securities Registered Pursuant to Section 12(g) of the Act:

                          Common Stock
                         ______________
                        (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                   Yes __X____    No ________







                     Cover Page 1 of 2 Pages
                Exhibit Index appears on Page 21

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of March 16, 1999, 2,110,779 shares of Common Stock were outstanding, and the aggregate market value (based on the closing bid price quoted on the National Market tier of the NASDAQ Stock Market on March 16, 1999) of the Common Stock held by non-affiliates was approximately $19 million. As of the same date, 7,434,850 shares of Class B Common Stock were outstanding.


  ____________________________________________________________

               DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement for its 1999 Annual
Meeting of Stockholders and 1998 Annual Report to Stockholders are incorporated by reference into Part III hereof.

































                     Cover Page 2 of 2 Pages
                Exhibit Index appears on Page 21

                             PART I

ITEM 1.   BUSINESS

General

Sevenson Environmental Services, Inc. (the "Company") was incorporated in the State of New York in 1977 and changed its state of incorporation to Delaware in 1989. Effective May 19, 1998, the Company was reincorported in New York as a result of a merger with its predecessor of the same name. The Company provides a comprehensive range of field services for the remediation of sites and facilities contaminated by hazardous materials ("site remediation"). These services include on-site treatment, containment, and excavation and removal of contaminated materials. The Company also decontaminates, demolishes and closes contaminated industrial facilities and provides industrial cleaning services. Sevenson has performed site remediation field services since 1979, when it was selected as the principal contractor for the remediation of the Love Canal site in Niagara Falls, New York. The Company also participates as an investor in ventures which acquire, clean up and sell contaminated sites ("brownfields").

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

Since its inception, the Company has been successful in marketing its services to both private and public sector customers. The following table summarizes revenue contribution from these customers during the last three years:

Contract Revenues                      Years Ended December 31,
(Dollars in Millions)
                        1998            1997             1996
Public Sector       $37.3 (44%)     $29.9 (37%)        $26.0 (30%)
Private Sector      $47.4 (56%)     $52.0 (63%)        $59.7 (70%)

Total               $84.7           $81.9              $85.7

The Company's customers include major industrial corporations and government agencies. Since entering the business in 1979, the Company has performed over 750 contracts including contracts at 71 Superfund sites.

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

The Company's business is performing this third phase, the actual cleanup or "remediation" of a site. In so doing, the Company draws on project management expertise derived from over 20 years of hazardous waste site remediation experience. The Company believes that this expertise enables it to accurately assess the costs and risks of site remediation projects and that its experience and reputation for safe and timely completion of such projects give it a competitive advantage, especially for larger and more difficult projects.

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

Market Dynamics

Hazardous waste contamination of the environment first came to national attention in 1978 with publicity regarding the Love Canal site in Niagara Falls, New York. In the years that followed, public concern was heightened by the discovery of thousands of additional contaminated sites throughout the country and by the growing perception of the public health risk posed by these sites. In response to public concern, several regulatory statutes were enacted including the Comprehensive Environmental Response, Compensation, and Liability Act of 1980 ("Superfund"), the Superfund Amendments and Reauthorization Act of 1986 ("SARA"), and the Resource Conservation and Recovery Act of 1976, as amended in 1984 ("RCRA"), among others.

The Superfund program, other regulatory programs and pressure from Congress and the general public for the cleanup of hazardous waste sites sustain demand for site remediation services provided by the Company.

According to the EPA, as of September, 1998 there were 1,370 existing and proposed sites on the EPA's National Priorities List ("NPL"), of which 1228 are either at some phase of cleanup or are complete. In addition to the NPL sites, there are thousands of other lesser contaminated sites which will require cleanup. As more hazardous waste sites move out of the study and design phases of the remediation process, the demand for site remediation services will increase.

Private sector expenditures for site remediation result in part from federal, state and local government efforts to force potentially responsible parties ("PRPs") to address and fund the remediation of contaminated sites. PRPs often take responsibility for the remediation process in an effort to control and minimize their liability. If the PRPs are not identifiable or decline to accept responsibility for a site, federal, state or local government agencies may fund the project directly and take legal action against the identifiable PRPs for recovery of expenses and damages. Also, recently published regulations for the RCRA Corrective Action Program, which addresses the clean-up of active manufacturing facilities, should result in more private sector cleanup projects.


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

Air stripping and carbon adsorption involve passing contaminated liquids through a chamber of counterflowing forced air which strips away volatile contaminants. This air is then passed through an activated carbon filter which absorbs the contaminants.

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

Slurry walls are relatively impermeable vertical barriers built below ground around a source of contamination to prevent the lateral movement of contaminated groundwater from the contaminated zone to the surrounding area. The walls extend from the ground surface down to an impermeable underground layer such as natural clay. Slurry walls are semi-permanent barriers which provide a relatively impermeable wall. The construction of slurry walls involves special techniques for constructing deep, narrow trenches and the careful mixing and placement of slurry (a special mixture of water, clay and other materials).

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

Brownfields

The Company participates in ventures which acquire, clean up and sell contaminated sites ("brownfields"). The Company's participation generally will involve acting, through a subsidiary, as an investor in the venture, as well as the remediation contractor.

Operations

Project Management. At the proposal stage, each major project is assigned to one of the Company's Operations Divisions. Project proposals are prepared under the supervision of the Operations Division Manager by estimators who have broad experience in project management and field operations, and who are therefore knowledgeable in assessing the cost and time frame required to complete a project. Estimators work with field and technical
                              - 7 -
personnel on an ongoing basis to keep current on changes in the Company's operating capabilities. When a contract is obtained, the project is assigned a project manager who maintains overall project responsibility, a project engineer who tracks progress and is responsible for quality control, a superintendent who is responsible for all field operations, and a safety officer who is responsible for implementing the site safety plan. Field production and related costs are monitored daily by the project
engineer and project manager.   On a weekly basis such costs are
reviewed by the Operations Division Manager and compared against the original project budgets.

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

Marketing

Sevenson markets its services nationwide with concentration in the eastern United States.

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

Approximately 71%, 78% and 87% of revenues for 1998,  1997 and
1996, respectively, were the result of work awarded on the basis of competitive bids in both the public and private sectors.

Customers

The Company's two largest customers in 1998 accounted for 28% and 14% of 1998 revenues. The Company's largest customer in 1997 accounted for 28% of 1997 revenues. The Company's two largest customers in 1996 each accounted for 22% of 1996 revenues. No other customer accounted for more than 10% of total revenues in any of the three years in the period ended December 31, 1998. Because of the nature of the Company's business, which involves large, discrete contracts often completed within one year, customers that account for a significant portion of revenue in one year may represent an immaterial portion of revenue in subsequent years.
The Company believes that the loss of the United States government as a customer would have a material adverse effect on its business.

Backlog

On February 28, 1999, the Company had an estimated backlog of work under contracts believed to be firm of approximately $89.2 million, as compared with an estimated backlog of approximately $69.3 million and $62.0 million on February 28, 1998 and February 28,
1997, respectively.

The value of backlog is subject to change as the scope of work on projects changes. Customers generally retain the right to change the scope of work and to receive an appropriate increase or decrease in the contract price. Government agencies always, and private sector customers usually, retain the right to terminate contracts with the Company at any time, with or without cause. As a result, substantially all of the Company's backlog of $89.2 million at February 28, 1999 is subject to such right of termination.

The Company believes that backlog is not necessarily indicative of revenues to be earned by the Company in the current year or subsequent periods.

Insurance and Bonding

The Company currently maintains general liability insurance policies with aggregate limits of $22 million. These policies contain standard exclusions, including exclusions of claims arising out of actual, alleged or threatened discharge, dispersal or release of pollutants. Some projects require the Company to purchase a policy of pollution liability insurance for the project. The Company has been able to purchase such policies on all projects which have required them.

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

Some of the Company's competitors possess certain capabilities which the Company does not, including professional engineering services and off-site transportation, storage and disposal capabilities. When required, the Company contracts for these services, but the broader capabilities of some of the Company's competitors may give them an advantage in obtaining certain projects.

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

RCRA. RCRA is the principal federal statute governing hazardous waste generation, treatment, storage and disposal. RCRA, or EPA-approved state programs at least as stringent, govern any waste handling activities involving substances classified as "hazardous". Regulations under RCRA for hazardous waste generators, transporters and owners and operators of hazardous waste treatment, storage or disposal facilities impose detailed operating, inspection, training, emergency preparedness and response standards and requirements for closure, continuing financial responsibility, manifesting, record keeping and reporting.

Superfund. Superfund generally addresses the cleanup of sites at which hazardous substances are located and have been released or are threatened to be released into the environment. Superfund imposes joint and several liability for costs of cleanup and damages to natural resources upon: (a) certain owners or operators of hazardous substance sites; (b) any person who arranged for the disposal, transport or treatment by any other party of hazardous substances owned or possessed by such person; and (c) certain transporters of hazardous substances. In addition, under the authority of Superfund and its implementing regulations, detailed requirements apply to the manner and degree of remediation of facilities and sites where hazardous substances have been or are threatened to be released into the environment.

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

SARA specifically provides that contractors deemed "response action contractors" with respect to any release or threatened release of a hazardous substance in connection with a site on the NPL are not, subject to certain exceptions, liable under Superfund or any other federal law to any person for injuries, costs, damages, expenses or other liabilities which result from such release or threatened release. The Company may be a response action contractor in respect to a portion of the work it performs. This protection only applies to releases or threatened releases on NPL sites. This protection does not apply in the case of a release that is caused by the negligence or intentional misconduct of the response action contractor. Further this protection does not affect the liability of any person under any warranty under federal, state or common law, the liability of any person under state statutory or common law or the liability of any employer who is a response action contractor to any employee under any provision of law. Certain states, including New York, have similar protections for response action contractors.

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

Employees

As of March 16, 1999, the Company had 222 full-time employees of whom 11 were officers, 74 were project management, engineering and estimating personnel, 30 were scientists and technical personnel, 5 were in business development and marketing, 30 were administrative personnel and 72 were field and shop personnel. In addition, the Company employs from 150 to 200 field workers on an as-needed basis. The Company's ability to retain and expand its staff of qualified engineers, estimators, technicians and field personnel will be an important factor in the Company's future success. To date the Company has not experienced difficulty in attracting and retaining qualified personnel and does not expect difficulty in the foreseeable future.

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

The following table summarizes the location and character of all significant property owned or leased by the Company as of February 28, 1999:

                                             Square            Lease
       Property              Location        Footage         Expiration

Headquarters, shop and
  yard facilities        Niagara Falls, NY   55,000             Owned
Office                   Delmont, PA          3,000             Owned
Office                   Chadds Ford, PA      4,600        July 31, 1999
Office                   Fayetteville, GA     2,000        August 31, 1999
Office                   Munster, IN          2,050        November 30,1999
Waste Stream
  Technology Inc.        Buffalo, NY         52,000             Owned


ITEM 3.   LEGAL PROCEEDINGS

No material legal proceedings to which the Company is a party are pending except a suit for patent infringement in which a jury returned a verdict of $975,000 against the Company during the second quarter of 1997. The Company believes it has meritorious bases for appealing the verdict and is doing so. The patent in suit expired in 1994 and thus will have no effect on current or future operations or results. The Company knows of no legal proceedings pending or judgments entered against any director or officer of the Company in his or her capacity as such.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers of the Company and their respective ages and positions with the Company are as follows:


        Name            Age                Title

Michael A. Elia          47         President, Chief Executive
                                    Officer, Director

Laurence A. Elia         48         Vice President and Director

Richard A. Elia          45         Executive Vice President and
                                    Director

William J. McDermott     49         Vice President-Finance,
                                    Secretary and Director

Dena M. Armstrong        41         Treasurer, Assistant Vice
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

Dena M. Armstrong joined the Company in 1975. She served in various project and headquarters administrative positions form 1975 to 1982. Since 1982 she has served as Assistant Vice President-
Finance.  She received her B.S. degree from Niagara University.

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

The following table sets forth the high and low price of the Company's Common Stock as reported by the NASDAQ National Market System for the periods indicated (all prices are adjusted to reflect the eight-for-five stock split in the form of a 60% stock dividend which occurred in October, 1997):


       YEAR          QUARTER             HIGH         LOW

       1998          4th Quarter           9         7 3/8
                     3rd Quarter           9         7 11/16
                     2nd Quarter          10 1/8     8 3/8
                     1st Quarter          12 1/2     8 1/2

       1997          4th Quarter          14 1/2     10
                     3rd Quarter          15         12
                     2nd Quarter          13          9 1/2
                     1st Quarter          11 3/8      9 1/2

       1996          4th Quarter          11 3/8      9 1/2
                     3rd Quarter          11 3/8      9 1/2
                     2nd Quarter          12 7/8      9 7/8
                     1st Quarter          12          9 1/2

(b) Approximate Number of Holders of Each Class of Common Stock. As of March 16, 1999, 2,110,779 shares of the Company's Common Stock were outstanding and the number of holders of record of that class on that date was 54. Because a substantial number of the Company's Common shares are held in street name, the Company believes that the number of beneficial owners of its Common Stock exceeds 700. As of the same date, there were 7,434,850 shares of the Company's Class B Common Stock outstanding which were held by five stockholders or in trust for their minor children.

(c) Dividends. Since the third quarter of 1994 the Company has paid a regular quarterly dividend. For the fourth quarter of 1998, the dividend rate paid was 3.5 cents per share of Common Stock and 3.18 cents per share of Class B Common Stock.

ITEM 6.   SELECTED FINANCIAL DATA

The information included under the caption "Five Year Selected
Financial Data" on page 5 of the Sevenson Environmental Services,
Inc. 1998 Annual Report to Stockholders is incorporated herein by reference.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          DATA AND RESULTS OF OPERATIONS

"Management's Discussion and Analysis" on pages 6 through 8 of the Sevenson Environmental Services, Inc. 1998 Annual Report to
Stockholders is incorporated herein by reference.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Consolidated Balance Sheets of the Company and its subsidiaries at December 31, 1998 and 1997, and the related Consolidated Statements of Earnings, Stockholders' Equity and Cash Flows for each of the three years in the period ended December 31, 1998, together with the report thereon of Deloitte & Touche LLP dated February 5, 1999, are contained on pages 9 through 23 of the Sevenson Environmental Services, Inc. 1998 Annual Report to Stockholders and are incorporated herein by reference. Supplementary quarterly financial information contained on page 22 under "Quarterly Results" is incorporated herein by reference.

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


                            PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information regarding Directors is contained under the caption "Election of Directors" in the Company's definitive Proxy Statement involving the election of directors at its 1999 Annual Meeting of Stockholders which the Company will file with the Securities and Exchange Commission pursuant to Schedule 14A under the Securities Exchange Act of 1934, as amended, not later than 120 days after December 31, 1998 and is incorporated herein by reference. Information related to Executive Officers of the Company appears on page 14 of this Annual Report on Form 10-K. The information included under "Compliance with Section 16(a) of the Securities Exchange Act of 1934" in the Company's definitive Proxy Statement related to its 1999 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

This information is contained under the captions "Executive Compensation", "Compensation Committee Interlocks and Insider Participation" and "Five-Year Stockholder Return comparison" in the Company's definitive Proxy Statement related to its 1999 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

This information is contained under the caption "Security Ownership of Management and Principal Stockholders" in the Company's definitive Proxy Statement related to its 1999 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

This information is contained under the caption "Certain
Transactions" in the Company's definitive Proxy Statement related to its 1999 Annual Meeting of Stockholders and is incorporated herein by reference.


                             PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
          ON FORM 8-K

(a)  The following documents are filed as part of this report:

     1. The financial statements and report of independent public accountants set forth on pages 9 through 23 of the Sevenson Environmental Services, Inc. 1998 Annual Report to Stockholders are incorporated by reference into this Annual Report on 10-K.

     2.   Financial statement schedules.

          The following financial statement schedule should be read in conjunction with the financial statements incorporated by reference in Item 8 of this Form 10-K Annual Report:

                                                          Page
Independent Auditor's Report on Schedules.............     19

Valuation and Qualifying Accounts.....................     20

          Schedules other than those listed above are omitted because of the absence of the conditions under which they are required or because the information called for is included in financial statements or notes thereto.

     3. Exhibits - See the Exhibit Index on pages 21 and 22 of this Annual Report on Form 10-K.

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

(b) Report on Form 8-K. No reports on Form 8-K were filed by the Company during the last quarter of its fiscal year ended
     December 31, 1998.

(c)  Exhibits Filed.  See Item 14(a)(3) above.

(d)  Financial Statement Schedules.  See Item 14(a)(2).


                           SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 16th day of March, 1999.


                              SEVENSON ENVIRONMENTAL SERVICES, INC.

                              /s/William J. McDermott
                              _____________________________________
                              William J. McDermott
                              Vice President and
                              Chief Financial Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report has been signed on the 16th day of March, 1999 by the following persons in the capacities indicated:


/s/Michael A. Elia                  /s/Arthur A. Elia
_______________________________     _____________________________
Michael A. Elia, Director and       Arthur A. Elia, Director
President (Chief Executive Officer)


/s/Richard A. Elia                  /s/Laurence A. Elia
_______________________________     _____________________________
Richard A. Elia, Director and       Laurence A. Elia, Director
Executive Vice President            and Vice President


/s/William J. McDermott             /s/Dena M. Armstrong
_______________________________     _____________________________
William J. McDermott, Director,     Dena M. Armstrong, Director,
Vice President and Secretary        Treasurer and Assistant
(Chief Financial Officer)           Vice President


/s/Joseph J. Castiglia              /s/Robert S. Kelso
_______________________________     _____________________________
Joseph J. Castiglia, Director       Robert S. Kelso, Director

Deloitte &
    Touche
___________         _______________________________________________
                    Deloitte & Touche LLP  Telephone: (716)843-7200
                    Suite 250              Facsimile: (716)856-7760
                    Key Bank Tower
                    50 Fountain Plaza
                    Buffalo, New York 14202


INDEPENDENT AUDITORS' REPORT ON SCHEDULES

We have audited the consolidated financial statements of Sevenson Environmental Services, Inc. and Subsidiaries ("the Company") as of December 31, 1998 and 1997, and for each of the three years in the period ended December 31, 1998, and have issued our report thereon dated February 5, 1999; such consolidated financial statements and report are included in your 1998 Annual Report to Stockholders and are incorporated herein by reference. Our audits also included the financial statement schedule of Sevenson Environmental Services, Inc. and subsidiaries, listed in Item 14. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.


February 5, 1999

Buffalo, New York

SEVENSON ENVIRONMENTAL SERVICES, INC.                            SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS
_____________________________________________________________________________

COLUMN A        COLUMN B               COLUMN C       COLUMN D     COLUMN E

Description                           Additions
                               _______________________
               Balance at   Charged to
               Beginning    Cost and   Charged to                Balance at
               of Year      Expenses  Other Accounts  Deductions End of Year

Allowance for
doubtful
accounts:
1996           $40,575        $0          $0              $0       $40,575
1997            40,575        $0          $0              $0       $40,575
1998            40,575        $0          $0              $0       $40,575

                          EXHIBIT INDEX

Exhibit No.

3.1*      Certificate of Incorporation
3.2*      By-Laws.
9** Voting Agreement dated April 3, 1989 among Michael A. Elia, Laurence A. Elia, Richard A. Elia, Alan Elia, Jr., and William J. McDermott.
10.2* Agreement dated October 30,1981 between the Company and the Arthur A. Elia Trust, as amended and promissory note in the principal amounts of $1,000.000.
10.3* Agreement dated October 30, 1981 between the Company and the Alan R. Elia Trust, as amended, and promissory note in the principal amount of $1,000,000.
10.5** Stockholders Agreement dated April 3, 1989 among the Company, Michael A. Elia, Laurence A. Elia, Richard A. Elia, Alan Elia, Jr., and William J. McDermott.
10.6 Agreement dated as of January 1, 1997 between the Company and SCC Contracting, Inc.
10.7 Agreement dated as of January 1, 1997 between the Company and Sevenson Hotel Associates, Inc.
10.8** Tax Indemnity Agreement dated April 1, 1989 among the Company, Sevenson Environmental Ltd., SCC Contracting, Inc., Michael A. Elia, Laurence A. Elia, Richard A. Elia, Alan Elia, Jr., and William J. McDermott.
10.9* Indemnity Agreement dated April 17, 1989 among the Company, Sevenson Environmental Ltd., SCC Contracting, Inc., Albert Elia Building Company, Inc., Afore, Inc., Michael A. Elia, Laurence A. Elia, Richard A. Elia, Alan Elia, Jr., and William J. McDermott.
10.10* Split Dollar Insurance Agreement, dated March 1, 1984 between the Company and Michael A. Elia.
10.11* Split Dollar Insurance Agreement, dated March 1, 1984 between the Company and Laurence A. Elia.
10.12* Split Dollar Insurance Agreement, dated March 1, 1984, between the Company and Richard A. Elia.
10.13* Split Dollar Insurance Agreement, dated March 1, 1984, between the Company and William J. McDermott.
10.14*    Sevenson Environmental Services, Inc. Pension Plan.
10.15*    Sevenson Environmental Services, Inc. Profit Sharing
          Plan.
10.16*    1989 Sevenson Environmental Services, Inc. Incentive
          Stock Plan.
10.17** Option Agreement dated April 17, 1989 between the Company and Alan R. Elia, Sr.
13 Sevenson Environmental Services, Inc.'s 1998 Annual Report to Stockholders (such report, except for those portions thereof which are expressly incorporated by reference in this Form 10-K Annual Report, is furnished for the information of the Commission and is not to be deemed "filed" as part of the Form 10-K).
21        Subsidiaries of the Registrant.
23        Consent of Independent Auditors
27        Financial Data Schedule

* Incorporated by reference to the same exhibit numbers in the Company's registration statement on Form S-1 (File No. 0-
     17536).

** Incorporated by reference to the same exhibit numbers in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1990 (File No. 0-17536).

                           EXHIBIT 13


               1998 Annual Report to Stockholders

SEVENSON ENVIRONMENTAL SERVICES, INC.


Corporate Profile

Sevenson provides a comprehensive range of services for the remediation of sites and facilities contaminated by hazardous materials. Founded as a general construction business in 1917, Sevenson entered the remediation business in 1979 when it became the principal contractor for the remediation of the Love Canal site, Niagara Falls, New York. Sevenson has performed over 750 projects including projects at over 70 Superfund sites.

Headquartered in Niagara Falls, New York, the Company and its subsidiaries also maintain offices in Pittsburgh and Philadelphia, Pennsylvania; Atlanta, Georgia; Buffalo, New York; and Chicago, Illinois. Present full-time employees number 221. Sevenson's common stock trades on the National Market tier of The Nasdaq Stock Market (registered) under the symbol SEVN.


Notice of Annual Meeting

The Annual Meeting of the Stockholders of Sevenson Environmental
Services, Inc., will be held on Tuesday, May 18, 1999 at 10:00 a.m. EDT at the Comfort Inn, One Prospect Point, Niagara Falls, New York 14303.


Contents

                                                      Page

Annual Message to Stockholders                         4-5
Financial Review                                       6
Consolidated Statements of Earnings                    12
Consolidated Balance Sheets                            13-14
Consolidated Statements of Cash Flows                  15-16
Consolidated Statements of Stockholders' Equity        17-19
Notes to Consolidated Financial Statements             20-34
Independent Auditors' Report                           35
Management                                             36
Corporate Information                                  37


Forward-Looking Statement

Certain statements and information included herein constitute "forward-looking statements" within the meaning of the Federal Private Securities Litigation Reform Act of 1995. These forward-looking statements can generally be identified as such because the context of the statement will include words such as the Company "believes", "expects", "anticipates", "hopes", or words of similar import. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance, or achievements of the Company to be materially different from any future results, performance, or achievements expressed or implied in such forward-looking statements. You are urged to review the Company's Annual Report on Form 10-K for the year ended December 31, 1998, as well as all reports filed by the Company subsequent to the Form 10-K with the Securities and Exchange Commission under the Securities Exchange Act of 1934.

SEVENSON ENVIRONMENTAL SERVICES, INC.

Financial Highlights


For the years ended December 31
(In thousands except per share data)    1998      1997      1996
_________________________________________________________________

INCOME STATEMENT
Revenue                              $ 84,700   $81,939   $85,749
Net Earnings                         $  6,545   $ 4,719   $ 6,282
Earnings Per Share                   $   0.66   $  0.47   $  0.62
Dividends Paid Per Share:
     Common                          $   0.14   $  0.14   $  0.14
     Class B Common                  $   0.13   $  0.13   $  0.13
Weighted Average Common
 Shares Outstanding                     9,946    10,104    10,106
                                     ________   _______   _______

BALANCE SHEET - December 31
Cash, Cash Equivalents and
 Marketable Securities               $ 59,924   $51,612   $49,597
Working Capital                      $ 62,106   $62,643   $65,738
Total Assets                         $103,464   $99,272   $97,085
Long-Term Debt                       $  2,245   $ 2,000   $ 2,000
Stockholders' Equity                 $ 85,115   $84,373   $80,135
                                     ________   _______   _______

Common Shares Outstanding               9,545    10,124    10,129
                                     ________   _______   _______
Common Share Book Value              $   8.92   $  8.33   $  7.91

To Our Stockholders:

I am pleased to report that our company made good progress in 1998. Revenues and margins were up while overhead expense was down.
Perhaps best of all, we ended the year with a record backlog of work.

Revenues were up 3% to $84.7 million from $81.9 million in 1997. More significantly, earnings from operations increased 86% to $6.9 million from $3.7 million in 1997. Most of this improvement was due to the increased profitability of projects, but lower indirect and overhead expense also made substantial contributions. In all, these results demonstrate our success in turning things around after a disappointing 1997.

Net earnings for the year were $6.5 million (66 cents per share), up 38% over 1997's earnings of $4.7 million (47 cents per share). This increase was achieved despite a loss in the first quarter, our first such loss since 1990. As the year progressed, margins improved and for each quarter we reported higher earnings than the previous year's quarter. Contrast this with the previous year's downward trend in earnings from the second quarter of that year continuing through 1998's first quarter.

The Company ended the year with its strongest quarter of the year and with a record $91 million backlog to carry into 1999. Earlier in the year, a lack of quality bid opportunities and stiff competition caused the Company to experience difficulty in building backlog. The Company overcame this difficulty in the third quarter when we received two contracts from EPA Region II with a combined value of $26 million. With those contracts and others, we ended the third quarter and year with record backlog.

In 1999, as always, our success in increasing our backlog by winning new contracts will depend on ever changing industry conditions. Nevertheless, we came into 1999 with conditions greatly improved over the previous year and I am encouraged that we can build on our good start.

A disappointment in 1998 was our Brownfields business. Our efforts to close sales of sites which we currently own were frustrated. While our attention was devoted to those efforts, work on acquiring further sites was essentially suspended. We continue to believe that Brownfields present a significant opportunity for the Company and hope to make better progress in 1999.

In 1999 the Company plans to continue to expand its dredging, dewatering and water treatment capabilities. Throughout the country, contaminated sediments in waterways, lakes and harbors as well as in industrial waste lagoons and basins, are targeted for cleanup over the next several years. The Company has been performing this type of work for several years and has assembled the equipment and developed the reputation and expertise to establish itself as a leader in this business.

The Company has received its first contract for work at the Oak Ridge, Tennessee, Department of Energy (DOE) site and another for work at the DOE's Savannah River site. Both Savannah River and Oak Ridge are multi-year, multi-billion dollar cleanup programs. We hope that these new contracts will lead us to other opportunities at those and other DOE sites.

On the private sector side of our business, we will continue to pursue sole source/preferred contractor status with Fortune 100 customers. The Company's outstanding performance and reputation are key to establishing these relationships. The Company assists customers from the earliest stages of a project, selecting remedial approaches, developing budgets and schedules, and expediting the project through completion. This approach has worked well for the Company and its customers, resulting in additional projects for the Company.

In closing, I thank our stockholders for their patience and understanding. After a couple of difficult years, we saw a turnaround in our performance and prospects in 1998. These I expect will lead to further improvement in 1999.

Cordially,

Michael A. Elia
President and Chief Executive Officer

February 5, 1999

SEVENSON ENVIRONMENTAL SERVICES, INC.

Financial Review

Five-Year Selected Financial Data
(In thousands, except per share amounts)

                                 Years Ended December 31,
                         1998    1997    1996     1995      1994
                     _________ ________ ________ ________ _______

INCOME STATEMENT DATA:
Revenue              $  84,700 $ 81,939 $ 85,749 $102,472 $77,654
Earnings from
 Operations              6,862    3,670    6,946   13,851  11,524
Net Earnings             6,545    4,719    6,282   10,119   9,005
Basic and Diluted
 Earnings Per Share  $    0.66 $   0.47 $   0.62 $   1.00 $  0.89
                     _________ ________ ________ ________ _______

BALANCE SHEET DATA:
DECEMBER 31
Working Capital      $  62,106 $ 62,643 $ 65,738 $ 64,777 $60,130
Total Assets           103,464   99,272   97,085   93,281  87,625
Long-Term Debt
 (including current
   maturities)           2,245    2,000    2,000    2,000   2,000
Stockholders' Equity    85,115   84,373   80,135   75,715  66,240
                     _________ ________ ________ ________ _______


Applicable per share amounts have been restated for the Company's stock split.

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

                                    Years Ended December 31,
                                  1998        1997      1996

Revenue                          100.0%      100.0%    100.0%
Gross Profit                      19.6        16.8      19.3
Selling, General &
 Administrative Expenses          11.5        12.3      11.2
Earnings from Operations           8.1         4.5       8.1
Earnings Before Income Taxes      11.7         8.5      10.9
Net Earnings                       7.7         5.8       7.3

1998 Versus 1997 - Revenues for 1998 were $84.7 million, or 3% higher than 1997 revenues of $81.9 million. The minor increase was due to higher second quarter revenues ($28.9 million compared to $19.9 the prior year). One larger ($8.9 million) project begun and completed in the second quarter, was responsible for higher second quarter revenues. Revenues in the other quarters were either lower (first and third quarters) or only slightly higher (fourth quarter) than the prior year's corresponding quarters. Revenues were relatively flat over the years 1998 and 1997 for two reasons. First, the Company's backlog of signed contracts at the beginning of both years was about the same ($60.6 million in 1998 and $65.0 million in 1997). Second, the Company experienced difficulty building backlog from the fourth quarter of 1997 through the first half of 1998. Competition and weak private sector demand were primary causes of the difficulty.

The inability to build backlog ended in the third quarter with receipt of two contracts from EPA Region II with a combined value of $26.9 million. Backlog at September 30 was a record $98.7 million (compared to the previous record for that date of $76.0 million a year earlier). At year's end, back-log stood at $91.1 million which is a record for that date (compared to $60.6 million a year earlier and $65.0 million two years earlier, the previous record).

Earnings from operations increased 86% to $6.9 million from $3.7 million in 1997. The increase was attributable to higher gross margin (19.6% versus 16.8%) and, to a lesser extent, lower selling, general and administrative expense (SG&A).

Gross margin reflects the profit margin of projects performed during the year. Individual project profitability varies dependent upon the nature of the project, competition, and the impact of operational conditions upon project execution, all of which are unique to each project. For the years prior to 1996, the Company's gross margin was in the range of 20% to 25%. The gross margin of 19.6% realized in 1998 was slightly below this range. Without the impact of an $8 million project, which was performed under dispute and is the subject of a claim (no effect of which is included in the year's results), gross margin would have been in excess of 22%. Gross margin was also higher due to lower indirect costs. Indirect costs for equipment repair and maintenance, insurance and transportation were all lower. The decline in these costs was in part due to an initiative by management to control and reduce these costs.

SG&A expense was down 4% to $9.7 million compared to $10.1 million in 1997. Marketing, main office, and legal and accounting expenses were lower, but the decreases in these categories were partially offset by higher branch office expense. Again, this reduction was due in part to a management initiative to reduce expense.

Interest income was $2.4 million, virtually unchanged from 1997.
The Company realized gain on sale of marketable securities of $852,000, also virtually the same in 1997.

The effective tax rate was 33.8% as compared to 32.5% in 1997. The higher rate was due to higher earnings from operations as a percentage of pre-tax earnings versus interest income. Interest income consists primarily for tax exempt and dividend income which have a lower effective tax rate.

1997 Versus 1996 - Revenue for 1997 was $81.9 million 4% lower than 1996's revenue of $85.7 million Revenue was affected by postponement of two large projects which were postponed for reasons specific to the affected projects. A further cause of lower revenue was the Company's loss of potential contracts to aggressive bidding by competitors. While aggressive bidding is not unusual, it was a greater factor in 1997 due to the size of projects out for bid, which were generally smaller and thus attracted more bidders.

At the end of the year, the Company's backlog of signed contracts stood at $60.6 million compared to $65.0 million a year earlier. Backlog was lower despite the fact that backlog September 30 was a record for that date $76.0 million. In the fourth quarter a lack of new contract opportunities and competition combined to lower backlog.

Gross profit margin for 1997 was 16.8% versus 19.3% the prior year. Gross margin was lower due to a revenue shortfall on one larger project, and, to a lesser extent, by higher than expected costs on others. Gross margin was lower than usual in 1997 due principally to the impact of two projects. Without those two projects, which had combined 1997 revenue of $9 million, gross margin would have been 20.9%.

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

In 1997, the Company realized a gain of $.3 million on the sale of its ownership interest in a Brownfield site, the Company's first completed Brownfield venture.

The effective tax rate was 32.5% versus 32.8% for 1996. The lower effective rate was chiefly due to lower earnings from operations as a percentage of pre-tax earnings versus interest income. Interest income consists primarily of tax exempt and dividend income which have a lower effective tax rate.

Fluctuations in Quarterly Results - The commencement or completion of projects within a particular quarter, the seasonal, weather-affected nature of the Company's business, the spending decisions of major customers, and the timing of regulatory decisions relating to projects, among other factors, may cause the Company's results to vary significantly from quarter to quarter and from year to year.The Company believes that these variations will continue in the future. The following selected financial data has been derived from unaudited interim financial statements which, in the opinion of the Company, include all adjustments (consisting of normal recurring accruals) necessary to fairly present the information for such periods. Quarterly results of operations are not necessarily indicative of results to be achieved for full fiscal years.

1998                                                      Net
Quarter                                 Revenue         Earnings
________________________________________________________________
                                             (In thousands)
1st                                     $13,269        $ (239)
2nd                                      28,910         2,135
3rd                                      20,260         2,112
4th                                      22,261         2,537

1997                                                      Net
Quarter                                 Revenue        Earnings
________________________________________________________________
                                             (In thousands)
1st                                     $15,655        $  714
2nd                                      19,945         2,034
3rd                                      24,855         1,195
4th                                      21,484           776

Liquidity and Capital Resources - Net cash provided by operating activities was $15.8 million as compared to $10.8 million in 1997. Higher cash receipts from customers and lower payments to subcontractors, suppliers and employees were responsible for the increase. Higher cash receipts were due to timing differences in the receipt of contract progress payments from customers. The timing of the receipt of progress payments is a function of project progress and contract payment terms. Lower payments to subcontractors etc., reflect, in part, increased margins.

Net cash used in investing activities was $4.3 million, down from $6.6 million in 1997. The decrease was due principally to lower Brownfield sites investment (see below). Also down were capital expenditures. Capital expenditures are generally for field equipment, either typical construction equipment, such as trucks, backhoes and bulldozers, or specialized processing and treatment equipment and facilities. The Company's decision to invest in such equipment depends upon the needs of current projects, the availability of needed equipment (either from the Company's fleet or by rental),and the anticipated future use of the equipment if purchased.

The Company paid a regular quarterly dividend of 3.5 cents per share of Common Stock and 3.18 cents per share of Class B Common
Stock. Total dividends paid were $1.3 million.

The Board of Directors has authorized the repurchase of up to 1,200,000 shares of which 1,102,051 had been repurchased through December 31, 1998. During 1998, the Company repurchased 583,811 shares at a cost of $4.8 million.

In 1995 the Board of Directors authorized the Company to pursue the business strategy of acquiring, cleaning-up and disposing of "Brownfield" sites, real property that is unmarketable or of substantially reduced value due to the presence of contamination. In 1996 the Company acquired interests in, and commenced the cleanup process at, two Brownfield sites. In 1997 the cleanup and sale of one of these sites were completed and the Company acquired interests in one additional site. During 1998 no new sites were purchased nor were any sites sold. However, the Company continued to invest in the cleanup of the two remaining sites and purchased the interest of another party in one of the sites.At the end of 1998, the Company's investment in Brownfield sites was $10.2 million. The Company will invest further funds in the cleanup of one of the remaining sites (cleanup at the other sites is substantially complete) and intends to make further investments in the Brownfield redevelopment business. The Company's ultimate total investment in this business will depend upon the Company's success in finding and acquiring suitable Brownfield sites.

On December 31, 1998, the Company had working capital of $62.1 million versus $62.6 million a year earlier. Working capital included $59.9 million in cash, cash equivalents and marketable securities. The Company expects that existing funds and cash generated by operations will be sufficient to meet all working capital and capital investment needs for the foreseeable future.

Year 2000 - The Company is aware of the "Year 2000" issue which affects most corporations and concerns the inability of information systems, primarily computer software programs, to properly recognize and process date-sensitive information relating to the Year 2000 and beyond. The Company believes it is pursuing appropriate courses of action to identify and address Year 2000 readiness issues including the purchase of an entirely new, Year 2000 ready accounting software system. The Company believes that it is on schedule to complete its Year 2000 initiatives before mid-year 1999 and does not expect the cost of compliance to exceed $200,000.

The Company does not believe its operations are significantly imperiled by Year 2000 issues. Other than accounting functions, which are being addressed, the principal operating functions of the Company are not dependent on information systems and thus are not exposed to material disruption by the failure of information systems to operate properly. To the extent that information systems are used as tools in these operating functions and their availability is reduced or lost due to Year 2000 issues, the Company would revert to manual backup systems without a material adverse effect on its day-to-day operation.

SEVENSON ENVIRONMENTAL SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS
YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
(IN THOUSANDS, EXCEPT SHARE DATA)
_________________________________________________________________
                          1998          1997           1996

REVENUE (Note 10)      $   84,700  $   81,939     $   85,749
                       __________  __________     __________
COSTS AND EXPENSES:
  Direct and indirect
    costs:                 68,109      68,214         69,217
  Selling, general and
    administrative
    (Note 1)                9,729      10,055          9,586
                       __________  __________     __________
                           77,838      78,269         78,803
                       __________  __________     __________
EARNINGS FROM
  OPERATIONS                6,862       3,670          6,946
                       __________  __________     __________
OTHER:
  Interest income           2,377       2,385          2,168
  Interest expense           (210)       (226)          (206)

  Realized gain on
    sale of marketable
    securities                852         863            414
  Realized gain on sale of
    real estate                 0         299              0
                       __________  __________     __________
                            3,019       3,321          2,376
                       __________  __________     __________
EARNINGS BEFORE
  INCOME TAXES              9,881       6,991          9,322

INCOME TAXES
(Notes 1 and 7)             3,336       2,272          3,040
                       __________  __________     __________

NET EARNINGS           $    6,545  $    4,719     $    6,282
                       ==========  ==========     ==========
BASIC AND DILUTED EARNINGS
PER SHARE (Note 1)     $     0.66  $     0.47     $     0.62
                       ==========  ==========     ==========
WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING   9,945,805  10,104,252     10,106,190
                       ==========  ==========     ==========
CASH DIVIDENDS PER SHARE:
  Common Stock         $     0.14  $     0.14     $     0.14
                       ==========  ==========     ==========

  Class B Common Stock $     0.13  $     0.13     $     0.13
                       ==========  ==========     ==========

See notes to consolidated financial statements.

SEVENSON ENVIRONMENTAL SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1998 AND 1997
(IN THOUSANDS, EXCEPT SHARE DATA)
_________________________________________________________________

ASSETS                                         1998      1997

CURRENT ASSETS:
  Cash and cash equivalents (Note 1)        $ 10,851   $ 4,522
  Marketable securities (Note 2)              49,073    47,090
  Accounts receivable, net (Note 3)           13,439    16,532
  Costs and estimated earnings on
    contracts in progress in excess of
    related billings (Notes 1 and 4)           2,514     4,847
  Prepaid expenses and other current assets      621       688
                                            ________   _______

    Total current assets                      76,498    73,679
                                            ________   _______

PROPERTY AND EQUIPMENT (Note 1):
  Land                                           307       308
  Buildings and improvements                   3,529     3,507
  Construction and field equipment            18,700    18,040
  Vehicles                                     5,786     5,596
  Office furniture and equipment               1,723     1,671
                                            ________   _______
                                              30,045    29,122
Less accumulated depreciation                 16,996    14,763
                                            ________   _______
  Total property and equipment, net           13,049    14,359
                                            ________   _______

INVESTMENT IN BROWNFIELD REAL ESTATE
  (Note 1)                                    10,192     8,631
                                            ________   _______

OTHER ASSETS (Note 1)                          3,725     2,603
                                            ________   _______

TOTAL ASSETS                                $103,464   $99,272
                                            ========   =======


See notes to consolidated financial statements.

SEVENSON ENVIRONMENTAL SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1998 AND 1997
_________________________________________________________________
LIABILITIES AND STOCKHOLDERS' EQUITY           1998      1997

CURRENT LIABILITIES:
  Accounts payable:
    Current                                 $  5,514   $ 5,392
    Retentions                                   396       643
  Note payable - current (Note 5)                662        12
  Compensation, income taxes and other
    current liabilities (Note 7)               2,134     1,773
  Deferred income taxes (Notes 1 and 7)          102       151
  Amounts billed in excess of costs and
    estimated earnings on contracts
    in progress (Note 1 and 4)                 5,584     3,065
                                            ________   _______
    Total current liabilities                 14,392    11,036
                                            ________   _______

DEFERRED INCOME TAXES (Notes 1 and 7)          1,712     1,863
                                            ________   _______

NOTES PAYABLE (Note 5)                         2,245     2,000
                                            ________   _______
STOCKHOLDERS' EQUITY (Notes 1, 6 and 9):
  Common Stock, $.01 and $.10 par value:
    Authorized 12,000,000 shares,
    Issued 3,212,830 and 3,161,240 shares         33       316
  Class B Common Stock, $.01 and $.10 par value:
    Authorized 8,000,000 shares,
    Issued 7,434,850 and 7,486,440 shares         74       748
  Preferred Stock, $.10 par value:
    Authorized 1,000,000 shares,
    Outstanding - none                             0         0
  Additional paid-in capital                  25,420    25,463
  Retained earnings                           67,001    61,872
                                            ________   _______
                                              92,528    87,399
  Treasury stock (1,102,051 shares
    and 518,240 shares common stock,
    at cost)                                  (8,487)   (3,723)
                                            ________   _______
                                              84,041    83,676
Accumulated other comprehensive income:
  Unrealized gain on marketable
    securities, net of tax (Note 2)            1,074       792
  Cumulative translation adjustment                0       (95)
                                            ________   _______
     Total accumulated other
       comprehensive income                    1,074       697
                                            ________   _______
    Total stockholders' equity                85,115    84,373
                                            ________   _______
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY  $103,464   $99,272
                                            ========   =======

SEVENSON ENVIRONMENTAL SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996 (IN THOUSANDS)
________________________________________________________________
                                    1998        1997      1996
CASH FLOWS FROM OPERATING
ACTIVITIES:
  Cash receipts from customers   $ 92,699    $ 89,368  $ 85,814
  Cash payments to
   subcontractors, suppliers
   and employees                  (76,074)    (77,976)  (76,900)
  Interest received                 2,377       2,385     2,168
  Interest paid                      (210)       (226)     (206)
  Taxes paid                       (3,412)     (2,725)   (1,977)
  Tax refunds received                421           8       122
                                 _________   _________  ________
  Net cash provided by
   operating activities            15,801      10,834     9,021
                                 _________   _________  ________
CASH FLOWS FROM INVESTING
ACTIVITIES:
  Investments purchased           (23,258)    (25,627)  (45,096)
  Investments sold                 22,054      28,114    42,006
  Capital expenditures             (1,276)     (2,577)   (5,383)
  Acquisition and
   remediation costs               (2,349)     (7,544)   (1,857)
  Change in notes receivable          459           1         1
  Proceeds from sale of
   fixed assets                         7          13       945
Proceeds from the sale of real
  estate                               69       1,069         0
                                  ________    ________  ________
  Net cash used in
   investing activities            (4,294)     (6,551)   (9,384)
                                  ________    ________  ________
CASH FLOWS FROM FINANCING
ACTIVITIES:
  Debt proceeds                     1,073          41       331
  Principal payments of debt         (166)       (360)     (749)
  Proceeds from exercise of
   stock options                        0         388        31
  Acquisition of treasury stock    (4,764)          0      (709)
  Dividends paid                   (1,321)     (1,302)   (1,295)
                                  ________    ________  ________
  Net cash used in
   financing activities            (5,178)     (1,233)   (2,391)
                                  ________    ________  ________
NET CHANGE IN CASH AND
CASH EQUIVALENTS                    6,329       3,050    (2,754)
                                  ________    ________  ________
CASH AND CASH EQUIVALENTS,
BEGINNING OF YEAR                   4,522       1,472     4,226
                                  ________    ________  ________
CASH AND CASH EQUIVALENTS,
END OF YEAR                       $10,851     $ 4,522   $ 1,472
                                  ========    ========  ========
See notes to consolidated financial statements.

                                   1998        1997       1996

RECONCILIATION OF NET EARNINGS
TO NET CASH PROVIDED BY
OPERATING ACTIVITIES:
  Net earnings                   $ 6,545     $ 4,719   $  6,282
  Adjustments to reconcile
  net earnings to net cash
  provided by operating
  activities:
    Bad debt expense                   0           0         24
    Depreciation and
      amortization                 2,548       2,406      2,405
    Increase in cash
      surrender value of life
      insurance                     (331)       (326)      (222)
    Provision for deferred
      income taxes                  (395)        412        482
    Loss (gain) on sale of
      real estate                     40        (299)         0
    Gain on sale of
      marketable securities         (852)       (863)      (414)
    Loss (gain) on sale
      of fixed assets                 15          17        (15)
    Change in assets and
      liabilities affecting
      cash flow:
        Accounts receivable        3,093       8,103      1,916
        Costs and estimated
          earnings on contracts
          in progress in excess
          of related billings      2,333      (1,551)      (740)
        Prepaid expenses and
          other current assets        67          17        141
        Other assets                 (17)         (4)        13
        Accounts payable            (125)     (2,241)    (1,242)
        Compensation, income
          taxes and other
          current liabilities        361        (416)     1,486
        Amounts billed in excess
          of costs and estimated
          earnings on contracts
          in progress              2,519         860     (1,095)
                                 _______     _______    _______

NET CASH PROVIDED BY
OPERATING ACTIVITIES             $15,801     $10,834    $ 9,021
                                 =======     =======    =======


See notes to consolidated financial statements.

SEVENSON ENVIRONMENTAL SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (NOTE 5)
YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
(IN THOUSANDS, EXCEPT SHARE DATA)
____________________________________________________________________________________________________


                                                                                    OTHER
                                                                             COMPREHENSIVE INCOME
                                                                           ________________________
                                                                           UNREALIZED
                                                                              GAIN
                                   CLASS B  ADDITIONAL                     (LOSS) ON
                            COMMON  COMMON  PAID-IN   RETAINED  TREASURY   MARKETABLE   CUMULATIVE
                    TOTAL   STOCK   STOCK   CAPITAL   EARNINGS   STOCK     SECURITIES   TRANSLATION
____________________________________________________________________________________________________
Balance,
January 1, 1996    $75,715   $191   $472    $24,445   $53,468   $(3,014)    $ 248        $ (95)
Conversion of
 27,280 shares
 Class B common
 stock to common
 stock                   0      2     (2)         0         0         0         0            0
Purchase of
 72,640 treasury
 shares from
 common stock         (709)     0      0          0         0      (709)        0            0
Issuance of 4,480
 shares upon the
 exercise of
 stock options          31      0      0         31         0         0         0            0
Tax benefits arising
 from the exercise
 of stock options        2      0      0          2         0         0         0            0
Cash dividends
 paid               (1,295)     0      0          0    (1,295)        0         0            0





Comprehensive
 income:
  Change in
  unrealized
  gain on
  marketable
  securities,
  net of tax $54       109      0      0          0         0         0       109            0
Net earnings         6,282      0      0          0     6,282         0         0            0
                   _______   ____   _____   _______   _______   ________    ______       ______
   Total comp-
   rehensive
   income            6,391      0      0          0     6,282         0       109            0
                   _______   ____   _____   _______   _______   ________    ______       ______
Balance,
December 31, 1996  $80,135   $193   $470    $24,478   $58,455   $(3,723)     $357        $ (95)
____________________________________________________________________________________________________
Conversion of
 38,320 shares
 Class B common
 stock to
 common stock            0      2     (2)         0         0         0         0            0
Eight-for-five stock
 split at par value      0    118    280       (398)        0         0         0            0
Issuance of
 39,200 shares
 upon the
 exercise of
 stock options         327      3      0        324         0         0         0            0
Tax benefits
 arising from the
 exercise of
 stock options          59      0      0         59         0         0         0            0
Cash dividends
 paid               (1,302)     0      0          0    (1,302)        0         0            0
Comprehensive
 income:
  Change in
  unrealized
  gain on
  marketable
  securities,
  net of tax $214      435      0      0          0         0         0       435            0

Net earnings         4,719      0      0          0     4,719         0         0            0
                   _______   ____   _____   _______   _______   ________    ______       ______
   Total comp-
   rehensive
   income            5,154      0      0          0     4,719         0       435            0
                   _______   ____   _____   _______   _______   ________    ______       ______
Balance,
December 31, 1997  $84,373   $316   $748    $24,463   $61,872   $(3,723)     $792        $ (95)
____________________________________________________________________________________________________
Purchase of 583,811
 treasury shares
 from common stock  (4,764)     0      0          0         0    (4,764)         0           0
Conversion of 51,590
 shares Class B
 common stock            0      1     (1)         0         0         0          0           0
Conversion to $.01
 par value               0   (284)  (673)       957         0         0          0           0
Cash dividends paid (1,321)     0      0          0    (1,321)        0          0           0
Liquidation of
 Canadian
 subsidiary              0      0      0          0       (95)        0          0          95
Comprehensive
 income:
  Change in
  unrealized
  gain on
  marketable
  securities,
  net of tax $138      282      0      0          0         0         0        282           0
Net earnings         6,545      0      0          0     6,545         0          0           0
                   _______   ____   _____   _______   _______   ________    ______       ______
   Total compre-
   hensive income    6,922      0      0          0     6,545         0        282          95
                   _______   ____   _____   _______   _______   ________    ______       ______
Balance,
December 31, 1998  $85,115   $ 33   $ 74    $25,420   $67,001   $(8,487)    $1,074       $   0
                   =======   ====   =====   =======   =======   ========    ======       ======
____________________________________________________________________________________________________

See notes to consolidated financial statements.

                                               - 19 -

SEVENSON ENVIRONMENTAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
_________________________________________________________________

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of the Business - Sevenson Environmental Services, Inc. (the "Company") was incorporated in the State of New York in 1977 and changed its state of incorporation to Delaware in 1989. Effective May 19, 1998, the Company was re-incorporated in New York as a result of a merger with its predecessor of the same name. The Company provides a comprehensive range of field services for the remediation of sites and facilities contaminated by hazardous materials including some Company-owned Brownfields. The Company's site remediation field services include on-site treatment, containment, and excavation and removal of contaminated materials. Other company services include the decontamination, demolishing, and closing of deactivated industrial facilities and industrial cleaning and decontamination services to operating plants and refineries. The remediation process consists of three phases, namely, site assessment, remedial design, and site remediation. The third phase is the field implementation of the site remediation plan and is the phase in which the Company participates.

The Company provides its services in the United States. The Company's customers include major industrial corporations and government agencies. Because of the nature of the Company's business, which involves large, discrete contracts often completed within a year, customers that account for a significant portion of revenue in one year may represent an immaterial portion of revenue in subsequent years. Management believes that the loss of the
United States government as a customer would   have a material
adverse effect on its business.

Basis of Presentation - All majority-owned subsidiary companies are included in the consolidated financial statements of the Company.
All significant intercompany accounts and transactions have been eliminated.

Related Party Transactions - SCC Contracting, Inc. ("SCC"), a construction company owned by the five principal shareholders of the Company, has been, and is expected to continue to be, operated out of office facilities owned by the Company and has used, and is expected to continue to use, to varying degrees, the Company's office personnel, yard and shop facilities, computer resources, equipment and services of the same management and other personnel. The Company rents equipment owned by SCC for which the Company pays the fair market rate.

A formal agreement between the Company and SCC was adopted to provide guidelines for the performance and pricing of intercompany services and use of facilities. This services agreement specifies various formulae to determine charges to be made for the provision of services and facilities and equipment usage. The formulae are intended to fairly allocate expenses between the businesses. During the years ended December 31, 1998, 1997, and 1996, expenses allocated to SCC amounted to $135,722, $195,918 and $148,436, of which $16,759, $18,604 and $0 remained outstanding as of December 31, 1998, 1997 and 1996, respectively. During the years ended December 31, 1998, 1997 and 1996, SCC allocated expenses of $168,348, $53,850, and $228,962, respectively, to the Company related to the use of equipment, of which $168,348, $53,850, and $176,679 remained outstanding as of December 31, 1998, 1997 and 1996, respectively.

Segment Information - The business operations of the Company are concentrated in one segment, which is the remediation of sites and facilities contaminated by hazardous materials including some
Company-owned Brownfields.

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

Contract costs include all direct labor and benefits, materials installed in the project, subcontractor costs, outside vendor equipment rental and other direct costs including shop and yard charges.

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

Method of Accounting for Stock-Based Compensation - The Company adopted Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," effective January 1, 1996. As permitted in that standard, the Company has elected to continue to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for employee stock-based compensation.

Earnings Per Share - Effective December 31, 1997, the Company adopted Financial Accounting Standards Board Statement No. 128, "Earnings per Share" ("SFAS 128"). SFAS 128 replaces previous earnings per share ("EPS") reporting requirements and requires the dual presentation of basic and diluted EPS. Basic EPS excludes dilution and is computed by dividing net income by the weighted average number of shares outstanding for the period. Diluted EPS would reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The calculation of diluted EPS does not consider the effects of antidilution. The diluted earnings per share calculation after rounding was not different than basic earnings per share calculation.

Accounting Standards Pronouncements - During 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income". SFAS No. 130 addresses the reporting and display of comprehensive income and its components.

SFAS No. 130 divides comprehensive income into two categories which are "net income" and "other comprehensive income". The category known as "other comprehensive income" refers to all changes in stockholders' equity during a period except changes resulting from net income or loss, investments by stockholders and distributions to stockholders. Items considered comprehensive income include unrealized gains and losses on certain investments in debt and equity securities. The adoption of SFAS 130 resulted in additional disclosures, including a revision of previously disclosed information, but had no effect on the financial condition or results of operations of the Company. The Company has elected to display comprehensive income in the statements of stockholders equity, net of reclassification adjustments. Reclassification adjustments are made to avoid double counting in comprehensive income items that are displayed as part of net income for a period that also had been displayed as part of other comprehensive income in that period or earlier periods. The reclassification adjustment before tax for the years ended December 31, 1998, 1997, and 1996 amounted to $(852),$(863), and $(414), respectively. The reclassification adjustment, net of tax for the years ended December 31, 1998, 1997 and 1996 amounted to $(571), $(578), and
$(277), respectively.

During 1998, the Company adopted the provisions of SFAS No. 131, "Disclosures About Segments of the Enterprise and Related Information." SFAS No. 131 requires disclosure of segments of a company's business based upon how a company is organized for making operating decisions and assessing performance. As the Company's disclosure of business segments did not change in 1998 from that disclosed in previous years, the adoption of SFAS No. 131 had no effect on the financial condition or results of operations of the Company.

During 1998, the Company adopted the provisions of SFAS No. 132, "Employers' Disclosures About Pensions and Other Postretirement Benefits." The adoption of SFAS No. 132 resulted in additional disclosures about the Company's defined contribution plans, but had no effect on the financial condition or results of operations of the Company.

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

Reclassifications - Certain reclassifications of 1997 and 1996 balances have been made to conform with classifications used in 1998.

2.  MARKETABLE SECURITIES

The portfolio of marketable securities consists of equity securities, debt securities, mutual funds and certificates of deposit classified as available-for-sale or trading securities.

Investments are reported at fair value estimated based upon quoted market prices. Realized holding gains and losses are included in earnings. Unrealized holding gains and losses for available-for-sale securities are excluded from earnings and reported as a separate component of stockholders' equity, net of income taxes. Unrealized holding gains and losses for trading securities are included in earnings. The Company classifies debt securities as trading securities when it is the Company's intent to resell the securities with the objective of generating profits.

A summary of marketable securities at December 31, 1998 and 1997 follows:

                                          (In Thousands)
                                           December 31,
                                          1998       1997
                                        ___________________
Available for sale:
  Common stock                          $  6,056   $  4,884
  Preferred stock                             62        188
  Municipal bond inventory                11,484     13,447
  Mutual funds                            19,918     19,484
Trading securities - at market,
  which approximates cost                 11,553      9,087
                                        ________    _______
   Total                                $ 49,073    $47,090
                                        ========    =======

Gross unrealized holding gains and losses at December 31, 1998 totaled $1,722,000 and $119,000 respectively, and $1,308,000 and
$176,000, respectively, at December 31, 1997.

  Gross unrealized gains and losses by security are as follows:

                                   (In Thousands)
                                    December 31,
                    ____________________________________________
                            1998                  1997
                      Gross      Gross      Gross      Gross
                    Unrealized Unrealized Unrealized Unrealized
                      Gains     Losses      Gains     Losses
                    ____________________________________________

Common Stock        $ 1,145     $ 119     $   711     $  67
Preferred stock          12         0          13         0
Municipal bond
 inventory               73         0         169         0
Mutual Funds            492         0         415       109
                    _______     _____     _______     _____
                    $ 1,722     $ 119     $ 1,308     $ 176
                    =======     =====     =======     =====

Contractual maturities for investments in debt securities available-for-sale at December 31, 1998 and 1997 (in thousands) are as follows:

                                             (In Thousands)
                                               December 31,
                                           1998          1997
                                         _____________________
Due in one year or less                  $ 2,721      $  4,474
Due after one year through
  three years                              3,982         6,857
Due after three years                      4,781         2,116
                                         _______      ________
   Total                                 $11,484       $13,447
                                         =======      ========

Actual maturities may differ from contractual maturities because some issuers have the right to prepay obligations. Should a need arise for additional funds, it is the Company's opinion that all securities are readily marketable thus the total investments in debt securities available for sale are included as current assets.

Gross gains of $1,262,000 in 1998, and $888,000 in 1997, and
$451,000 in 1996 and gross losses of  $410,000 in 1998, $25,000 in
1997 and $37,000 in 1996 were realized on the sale of investments. The cost of securities sold is based on the specific identification method.

3.  ACCOUNTS RECEIVABLE

                                      (In Thousands)
                                        December 31,
                                     1998        1997
                                   ____________________
Current estimates                  $10,883      $14,235
Retentions                           2,338        1,989
Due from related companies,
  officers and employees               256          333
Other                                    2           16
                                   _______       ______
                                    13,479       16,573
Less allowance for doubtful
  accounts                              40           41
                                   _______      ________
   Total                           $13,439      $16,532
                                   =======      ========

The Company anticipates that substantially all retentions will be collected within the next year.

4. CONTRACTS IN PROGRESS

                                        (In Thousands)
                                         December 31,
                                      ____________________
                                        1998        1997
Accumulated expenditures
 on contracts in progress             $43,660     $55,073
Estimated earnings thereon             10,951      10,128
                                      _______     _______
                                       54,611      65,201
Less applicable progress billings      57,681      63,419
                                      _______     _______
     Total                            $(3,070)    $ 1,782
                                      =======     =======

The contracts are shown in the accompanying consolidated balance sheet as follows:
                                         (In Thousands)
                                          December 31,
                                        _________________
                                         1998        1997

Costs and estimated earnings
  on contracts in progress
  in excess of related billings        $ 2,514     $ 4,847
Billings on contracts in excess
  of costs and estimated earnings       (5,584)     (3,065)
                                       _______     _______

     Total                             $(3,070)    $ 1,782
                                       =======     =======

5.  NOTES PAYABLE

Notes payable represents: a) $2,000,000 owing to the former stockholders of a construction company purchased by the Company in 1981. Interest on these notes accrues at the rate of 9% per annum. These notes must be repaid within six months after each former stockholder's death. It is anticipated that repayment will be funded by insurance on the life of each former stockholder; b) notes for $527,055 and $11,774 were outstanding as of December 31, 1998 and 1997, respectively, with various vendors for the purchase of construction equipment. These notes mature at various dates between August 15, 1999 and January 1, 2000 and do not bear interest. c) additional notes for $380,000 were outstanding as of December 31, 1998, related to the purchase of National Conservation Corp. during the year. These notes mature on September 1, 2001 and do not bear interest.

6.  CAPITAL STOCK

During 1998, the stockholders approved the Company's re-incorporation in New York State (see Note 1). In connection with such re-incorporation the par value of Common Stock and Class B
Common Stock was reduced from $.10 per share to $.01 per share.

During 1997, the Company had an eight-for-five stock split. All per share and average outstanding common share data were effected retroactively for the split. As a result of this action approximately 1,150,000 shares of Common Stock and 2,830,000 shares of Class B Common Stock were issued to stockholders of record on October 27, 1997. $398,000 was transferred to common stock from additional paid-in capital.

The authorized capital stock of the Company consists of 12,000,000 shares of Common Stock, $.01 par value, 8,000,000 shares of Class
B Common Stock, $.01 par value, and 1,000,000 shares of Preferred Stock, $.10 par value. The Company has issued 3,212,830, 3,161,240 and 3,083,720 shares of Common Stock and 7,434,850, 7,486,440 and 7,524,760 shares of Class B Common Stock as of December 31, 1998, 1997 and 1996, respectively. No shares of Preferred Stock have been issued. Holders of Common Stock are entitled to elect 25% of the Board of Directors so long as the number of outstanding shares of Common Stock is at least 10% of the total number of outstanding shares of both classes of Common Stock.

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

At the option of the holder of record, each share of Class B Common Stock is convertible at any time into one share of Common Stock. During 1998, 1997 and 1996, 51,590, 38,320, and 27,280
shares, respectively, of Class B Common Stock were converted into shares of Common Stock.

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

In November, 1990, the Board of Directors approved a plan to repurchase up to 320,000 shares, which represents 3% of its outstanding common stock. In August, 1992, the Board of Directors increased the number of shares to 480,000, which represents 5% of its outstanding common stock. In August, 1995, the Board of Directors increased the number of shares to 800,000, which represents 8% of its outstanding common stock. In August 1998, the Board of Directors increased the number of shares to 1,200,000, which represents 11% of its outstanding common stock. Through December 31, 1998 the Company had repurchased a total of 1,102,051 shares for $8,487,000.

7.  INCOME TAXES

The provision for income taxes is comprised of the following:
                                        (In Thousands)
                                    Year ended December 31,
                             _________________________________
                             1998           1997          1996

Currently payable:
     Federal                $3,043         $1,413        $1,980
     State                     688            447           578
                            ______         ______        ______
                             3,731          1,860         2,558
                            ______         ______        ______

Deferred:
     Federal                  (337)           346           397
     State                     (58)            66            85
                             ______         ______        ______
                              (395)           412           482
                             ______         ______        ______
     Total                   $3,336         $2,272        $3,040
                             ======         ======        ======

A reconciliation of the federal statutory income tax rate to the effective income tax rate is as follows:

                                    Year ended December 31,
                             _________________________________
                             1998           1997          1996

Provision based on
 statutory rate              34.0%          34.0%         35.0%
State income taxes,
 net of federal tax
 benefit                      4.2            5.9           4.7
Tax-exempt interest
 and dividends               (4.6)          (7.8)         (7.4)
Other                         0.2            0.4           0.5
                             _____          _____         _____
   Total                     33.8%          32.5%         32.8%
                             =====          =====         =====

Deferred taxes relating to temporary differences in the recognition of revenues and expenses for tax and financial reporting purposes is as follows:

                                        (In Thousands)
                                    Year ended December 31,
                             _________________________________
                             1998           1997          1996

Depreciation               $ (247)         $ 195         $ 526
Prepaid expenses              (21)            76           (13)
Contract reserves             136             24             0
Contingency reserve             0            138             0
Investment in joint
 ventures                    (282)             0             0
Other                          19            (21)          (31)
                           _______         ______        ______
Total                      $ (395)         $ 412         $  482
                           =======         ======        ======

At December 31, 1998 the components of net deferred tax assets/liabilities are as follows:

                                           (In Thousands)
                                            December 31,
                                        ____________________
                                           1998       1997
Total of all deferred tax assets         $  734     $  467
Total of all deferred tax liabilities    $2,548     $2,481

Management has evaluated the available evidence about the future taxable income and other possible sources of realization of deferred tax assets. A valuation allowance against deferred tax assets at the balance-sheet date is not considered necessary because it is more likely than not the deferred tax asset will be fully realized.

The Company and its domestic subsidiaries file a consolidated U.S. Federal income tax return.Such returns have been audited and settled through the year 1995.

8.  PENSION PLANS

The Company participates in industry-wide pension, welfare and health benefit funds for union employees. These plans are defined contribution plans. Total pension cost in the industry-wide pension, welfare and health benefit funds for union employees for the years ended December 31, 1998, 1997 and 1996 amounted to approximately $1,100,000, $1,600,000 and $1,600,000. Other eligible employees participate in a Company-sponsored defined contribution money purchase pension plan covering salaried and office employees and certain hourly employees of the Company for which contributions are made at the rate of 7.0% of defined compensation up to $60,600 and then 10.5% thereafter. No contribution will be calculated on compensation in excess of $150,000. Total pension expense for employees in the defined contribution plans for the years ended December 31, 1998, 1997, and 1996 amounted to $640,000, $580,000 and $520,000, respectively.

In addition, the Company has a defined contribution profit-sharing plan covering most regular non-union employees. The amount of contribution, if any, is at the discretion of the Board of Directors, and is not to exceed the maximum amount deductible for income tax purposes. Contributions of $200,000, $180,000 and $200,000 were made for the years ended December 31, 1998, 1997 and 1996, respectively.

No significant changes occurred during the period that affected comparability for the aforementioned pension plans, such as a change in the rate of employer contributions, a business combination, or a divestiture. The Company does not maintain any other post-retirement benefit plans.

9.  INCENTIVE STOCK PLAN

Effective March 1, 1989, the Company adopted the Sevenson Environmental Services, Inc. 1989 Incentive Stock Plan. The Plan is administered by the Compensation Committee of the Board of Directors and no member of the Committee may participate in the Plan, except that non-employee Directors, who may be members of the Committee, will receive a non-discretionary option of 4,800 shares of common stock thirty business days after their election to the Board. The Plan authorizes the Committee to grant to key employees, as it sees fit, incentive stock options, nonqualified stock options, stock appreciation rights and restricted stock. No incentive stock options may be granted after March 1, 1999. Up to 600,000 shares of Common Stock are available for issuance under the Plan.

Incentive stock options may be granted with durations of no more than ten years from the date of grant and the option price per share of incentive and nonqualified stock options and stock appreciation rights may not be less than the fair market value of the Common Stock at the time the option is granted. The total number of shares granted under these options at December 31, 1998 is 406,700, of which 200,740 shares are currently exercisable and 45,780 shares have been canceled. These options expire ten years from the date the options were granted and are subject to forfeiture if certain employment requirements are not met.

The following summarizes incentive stock option activity for the three years ended December 31, 1998:
                                             Price Ranges
                            Shares             Per Share
                            ___________________________________
Outstanding
 January 1, 1996            164,000          $6.88-$12.34
  Granted                    68,800             $10.63
  Exercised                  (4,480)         $6.88-$7.50
  Cancelled                 (14,400)         $6.88-$10.78
                            ________
Outstanding
 December 31, 1996           213,920         $6.88-$12.34
  Granted                     58,500            $14.00
  Exercised                  (39,200)        $6.88-$10.78
  Cancelled                   (7,900)        $6.88-$10.78
                             ________
Outstanding
December 31, 1997            225,320         $6.88-$14.00
 Granted                      57,000            $8.00
 Cancelled                    (4,280)        $10.78-$14.00
                             ________
Outstanding
December 31, 1998            278,040         $6.88-$14.00
                             ========

                                    Options Outstanding
                        ________________________________________
                            Number       Weighted       Weighted
                        Outstanding at   Average        Average
                         December 31,    Remaining      Exercise
Range of Exercise Prices     1998     Contractual Life   Price
________________________________________________________________

$6.88 - $8.75              138,500        6.9 years     $ 8.26
$10.63 - $14.00            139,540        8.1 years      12.96
                           _______
                           278,040
                           =======

                                        Options Exercisable
                                    Number              Weighted
                                Exercisable at          Average
                                 December 31,           Exercise
Range of Exercise Prices             1998                Price
________________________________________________________________
$6.88 - $8.75                       70,720              $ 7.72
$10.63 - $14.00                    130,020               11.47
                                   _______
                                   200,740
                                   =======

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

At December 31, 1998 and 1997, the Company had 278,040 and 225,320 shares outstanding related to stock options with a range of exercise prices of $6.88 to $14.00 in both years at a weighted-average exercise price of $10.62 and $11.31, respectively, and with a weighted-average remaining contractual life in years of
7.5 for each year. Stock options with respect to 186,340 and 155,520 shares were exercisable at December 31, 1998 and 1997, respectively at a weighted-average exercise price of $10.15 and $10.36, respectively. The weighted-average fair value of stock options granted for the years ended December 31, 1998 and 1997, were $3.37 and $9.00, respectively.

Pro forma information regarding net income and earnings per common share is required by SFAS No. 123 and has been determined as if the Company had accounted for its employee stock options and awards under the fair value method of that standard. The fair value of those stock options were estimated at the date of grant using a binomial option pricing model with the following weighted-average assumptions for the years ended December 31, 1998 and 1997: risk-free interest rates of 7.75% and 8.50%, respectively; dividend
yields of 1.8% and 1.2%, respectively;   volatility factors of the
expected market price of the Company's common stock of 28% and 44%, respectively; and a weighted-average expected life of 7.5 for each year.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma net earnings and net earnings per common share for the years ended December 31, 1998, 1997, and 1996 were $6,416, $4,364, and $5,997 and $.65, $.43, and $.59 respectively.
                             - 32 -

10.  MAJOR CUSTOMERS

The Company's two largest customers in 1998 accounted for 28% and 14% of 1998 revenues. The Company's largest customer in 1997 accounted for 28% of 1997 revenues. The Company's two largest customers in 1996 each accounted for 22% of 1996 revenues. Due to the nature of the Company's business, major customers fluctuate from year to year. No other customer accounted for more than 10% of total revenues in any of the three years in the period ended December 31, 1998.

11.  CONTINGENCIES

The Company is a defendant or plaintiff in various claims and lawsuits arising in the normal course of business. The ultimate outcome of these actions cannot presently be determined. It is the opinion of management and its counsel that there will not be any material adverse effects on the Company's consolidated financial statements as a result of these actions.

12. BACKLOG

The following schedule shows a reconciliation of backlog representing the amount of revenue the Company expects to realize from work to be performed on uncompleted contracts in progress at December 31, 1998, 1997 and 1996 and from contractual agreements on which work has not yet begun.

                                     (In Thousands)
                                 1998      1997      1996
                              ____________________________
Balance, January 1            $ 60,596  $ 64,961  $ 43,613
Contract adjustments            19,756     4,261    16,928
New contracts                   95,953    72,286    90,649
                              ________  ________  ________
                               176,305   141,508   151,190
Less contract revenue earned    85,212    80,912    86,229
                              ________  ________  ________
Balance, December 31          $ 91,093  $ 60,596  $ 64,961
                              ========  ========  ========

13.  QUARTERLY RESULTS (UNAUDITED)

Unaudited summarized results for each quarter in 1998, 1997 and 1996 are as follows (in thousands, except per-share data):

                         First     Second    Third     Fourth
                         Quarter   Quarter   Quarter   Quarter
_______________________________________________________________
1998:
  Revenues               $ 13,269  $ 28,910  $ 20,260  $ 22,261
  Gross margin              1,263     5,376     4,904     5,048
  Provision for income
   taxes                     (266)    1,242     1,096     1,264
  Net earnings               (239)    2,135     2,112     2,537
  Basic and diluted
   earnings per share       (0.02)     0.21      0.21      0.26
_______________________________________________________________

1997:
  Revenues               $ 15,655  $ 19,945  $ 24,855  $ 21,484
  Gross margin              2,956     4,997     3,551     2,692
  Provision for income
   taxes                      291     1,160       599       222
  Net earnings                714     2,034     1,195       776
  Basic and diluted
   earnings per share        0.07      0.20      0.12      0.08
_______________________________________________________________
1996:
  Revenues               $ 13,858  $ 19,092  $ 23,374  $ 29,425
  Gross margin              2,284     4,597     4,573     5,078
  Provision for income
   taxes                      250       923       969       898
  Net earnings                483     1,985     1,816     1,998
  Basic and diluted
   earnings per share        0.05      0.20      0.17      0.20
 ______________________________________________________________

                  INDEPENDENT AUDITORS' REPORT



To the Board of Directors and Stockholders
Sevenson Environmental Services, Inc.
Niagara Falls, New York

We have audited the accompanying consolidated balance sheets of Sevenson Environmental Services, Inc. and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of earnings, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Sevenson Environmental Services, Inc. and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.

DELOITTE & TOUCHE LLP

Buffalo, New York
February 5, 1999

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

Auditors

Deloitte & Touche LLP
50 Fountain Plaza
Suite 250
Buffalo, New York 14202

Transfer Agent and Registrar

American Stock Transfer & Trust Company
40 Wall Street
New York, New York 10005

Stock Listing

National Market tier of The Nasdaq Stock Market (registered) under the symbol SEVN

Form 10-K

Single copies of the Company's 1998 Annual Report on Securities and Exchange Commission Form 10-K will be provided without charge to stockholders upon written request directed to the Secretary, Sevenson Environmental Services, Inc., 2749 Lockport Road, Niagara Falls, New York 14302-0396.

                           EXHIBIT 21


                      List of Subsidiaries
                        All Wholly-Owned



     Subsidiary                              Where Incorporated

Sevenson Environmental Ltd.                       Canada

Waste Stream Technology Inc.                      New York

Sevenson Industrial Services, Inc.                New York

Sevenson Environmental Services of PA, Inc.       Pennsylvania

Sevenson Resources, Inc.                          California

Senviro Investment Holdings, Inc.                 Delaware

                           EXHIBIT 23


DELOITTE &
 TOUCHE

               Deloitte & Touche LLP  Telephone: (716) 843-7200
               Suite 250              Facsimile: (716) 856-7760
               Key Bank Tower
               50 Fountain Plaza
               Buffalo, New York 14202


INDEPENDENT AUDITORS' CONSENT


We consent to the incorporation by reference in the Registration Statement of Sevenson Environmental Services, Inc. on Form S-8 (No. 333-70223) of our report dated February 5, 1999, appearing in and incorporated by reference in the Annual Report on Form 10-K of Sevenson Environmental Services, Inc. for the year ended
December 31, 1998.


Deloitte & Touche LLP



March 30, 1999
Buffalo, N.Y.






















________________
Deloitte Touche
Tohmatsu
________________