Form 10-Q
period 1999-03-31
SEVENSON ENVIRONMENTAL SERVICES INC
filed 1999-05-14
CIK 846976

SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC

                                 FORM 10-Q

Quarterly Report Under Section 13 or 15(d) of the Securities
Exchange Act of 1934
_________________________________________________________________________


For Quarter Ended March 31, 1999         Commission File Number 0-17536


                   SEVENSON ENVIRONMENTAL SERVICES, INC.
          (Exact name of registrant as specified in its charter)


           New York                                  16-1091535
(State or other jurisdiction of                  (IRS Employer
incorporation or organization)                   Identification No.)


                            2749 Lockport Road
                                PO Box 396
                      Niagara Falls, NY   14302-0396
                 (Address of principal executive offices)



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

2,110,779 shares of Common Stock and 7,434,850  shares of Class B Common
Stock

PART I    FINANCIAL INFORMATION

ITEM 1    FINANCIAL STATEMENTS


SEVENSON ENVIRONMENTAL SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE DATA)
___________________________________________________________________

                                        March 31,      December 31,
                                          1999            1998
                                        (Unaudited)    (Audited)
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents             $    14,165    $    10,851
  Marketable securities                      43,276         49,073
  Accounts receivable                        16,483         13,439
  Costs and estimated earnings on
    contracts in progress in excess of
    related billings                          3,764          2,514
  Prepaid expenses and other current
    assets                                      558            621
                                        ___________    ___________
     Total current assets                    78,246         76,498
                                        ___________    ___________

PROPERTY AND EQUIPMENT:
  Land                                          307            307
  Buildings and improvements                  3,530          3,529
  Construction and field equipment           19,144         18,700
  Vehicles                                    5,850          5,786
  Office furniture and equipment              1,730          1,723
                                        ___________    ___________
                                             30,561         30,045
  Less accumulated depreciation              17,603         16,996
                                        ___________    ___________
     Total property and equipment, net       12,958         13,049
                                        ___________    ___________

INVESTMENT IN BROWNFIELD REAL ESTATE         10,343         10,192
                                        ___________    ___________

OTHER ASSETS                                  4,040          3,725
                                        ___________    ___________

TOTAL ASSETS                            $   105,587    $   103,464
                                        ===========    ===========


See notes to condensed consolidated financial statements.

SEVENSON ENVIRONMENTAL SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE DATA)
___________________________________________________________________

                                        March 31,      December 31,
                                          1999            1998
                                        (Unaudited)    (Audited)

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable:
    Current                             $     7,072    $     5,514
    Retentions                                  159            396
  Note payable - current                        632            662
  Compensation, income taxes and other
    current liabilities                       2,388          2,134
  Deferred income taxes                           0            102
  Amounts billed in excess of costs
    and estimated earnings on contracts
    in progress                               5,291          5,584
                                        ___________    ___________
     Total current liabilities               15,542         14,392
                                        ___________    ___________
DEFERRED INCOME TAXES                         2,021          1,712
                                        ___________    ___________
NOTES PAYABLE                                 2,245          2,245
                                        ___________    ___________

STOCKHOLDERS' EQUITY:
  Common stock, $.01 par value;
    Authorized 12,000,000 shares,
    issued 3,212,830 shares                      33             33
  Class B Common Stock, $.01 par
    value, Authorized 8,000,000
    shares, issued 7,434,850 shares              74             74
  Preferred Stock, $.10 par value;
    Authorized 1,000,000 shares,
    outstanding - none                            0              0
  Additional paid-in capital                 25,420         25,420
  Retained earnings                          67,489         67,001
                                        ___________    ___________
                                             93,016         92,528
  Treasury stock (1,102,051 shares
    common stock at cost)                    (8,487)        (8,487)
                                        ___________    ___________
                                             84,529         84,041

  Accumulated other comprehensive income:
    Unrealized gain on marketable
      securities, net of tax                  1,250          1,074
                                        ___________    ___________

     Total accumulated other
       comprehensive income                   1,250          1,074
                                        ___________    ___________
  Total stockholders' equity                 85,779         85,115
                                        ___________    ___________
TOTAL LIABILITIES AND STOCKHOLDERS'
  EQUITY                                $   105,587    $   103,464
                                        ===========    ===========



See notes to condensed consolidated financial statements.

SEVENSON ENVIRONMENTAL SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
THREE-MONTH PERIODS ENDED MARCH 31, 1999 AND 1998 - (UNAUDITED)
(IN THOUSANDS, EXCEPT SHARE DATA)
___________________________________________________________________

                                           1999           1998

REVENUES                                $  18,108      $  13,269

COSTS AND EXPENSES:
  Direct and indirect costs                14,469         12,006
  Selling, general and administrative       2,643          2,390
                                        _________      _________
                                           17,112         14,396
                                        _________      _________

EARNINGS (LOSS) FROM OPERATIONS               996         (1,127)

OTHER:
  Interest income                             572            486
  Interest expense                            (54)           (46)
  Realized (loss) gain on sale of
    marketable securities                    (262)           182
                                        _________      _________
                                              256            622
                                        _________      _________

EARNINGS (LOSS) BEFORE INCOME TAXES         1,252           (505)

INCOME TAX EXPENSE (BENEFIT)                  456           (266)
                                        _________      _________
NET EARNINGS (LOSS)                     $     796      $    (239)
                                        =========      =========

WEIGHTED AVERAGE NUMBER OF SHARES
  OUTSTANDING                               9,546         10,647
                                        =========      =========

BASIC AND DILUTED EARNINGS (LOSS)
  PER SHARE                             $    0.08      $   (0.02)
                                        =========      =========


See notes to condensed consolidated financial statements.

SEVENSON ENVIRONMENTAL SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
THREE-MONTH PERIODS ENDED MARCH 31, 1999 AND 1998 - (UNAUDITED)
(IN THOUSANDS, EXCEPT SHARE DATA)

                                           1999           1998

CASH FLOWS FROM OPERATING ACTIVITIES:
  Cash receipts from customers          $  13,537      $  14,714
  Cash payments to subcontractors,
    suppliers and employees               (15,263)       (14,353)
  Interest received                           572            486
  Interest paid                               (54)           (46)
  Taxes paid                                 (148)          (235)
  Tax refunds received                         15              0
                                        _________      _________
  Net cash (used in) provided by
    operating activities                   (1,341)           566
                                        _________      _________

CASH FLOWS FROM INVESTING ACTIVITIES:
  Investments purchased                      (556)        (2,600)
  Investments sold                          6,255          2,365
  Capital expenditures                       (566)          (265)
  Acquisition and remediation costs          (151)           (53)
  Proceeds from sale of fixed assets           11              0
                                        _________      _________
  Net cash provided by (used in)
    investing activities                    4,993           (553)
                                        _________      _________

CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payments of debt                  (30)             0
  Acquisition of treasury stock                 0            (17)
  Dividends paid                             (309)          (333)
                                        _________      _________
  Net cash used in financing
    activities                               (339)          (350)
                                        _________      _________

NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                      3,313           (337)

CASH AND CASH EQUIVALENTS,
  BEGINNING OF PERIOD                      10,852          4,522
                                        _________      _________

CASH AND CASH EQUIVALENTS, END
  OF PERIOD                             $  14,165      $   4,185
                                        =========      =========


See notes to condensed consolidated financial statements.

SEVENSON ENVIRONMENTAL SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
THREE-MONTH PERIODS ENDED MARCH 31, 1999 AND 1998 - (UNAUDITED)
(IN THOUSANDS, EXCEPT SHARE DATA)
___________________________________________________________________

                                           1999           1998
RECONCILIATION OF NET EARNINGS TO
  NET CASH PROVIDED BY OPERATING
  ACTIVITIES:
  Net earnings                          $    796       $    (239)
  Adjustments to reconcile net
    earnings to net cash (used by)
    provided by operating activities:
    Depreciation and amortization            647             637
    Increase in cash surrender value
      of life insurance                      (60)            (50)
    Provision for deferred income taxes       20            (224)
    (Loss) gain on sale of marketable
      securities                             262            (182)
    Loss on sale of fixed assets              16               0
  Change in assets and liabilities
    affecting cash flow:
    Accounts receivable                   (3,044)         (1,536)
    Material and supply inventories            1               0
    Costs and estimated earnings on
      contracts in progress in excess
      of related billings                 (1,250)          1,632
    Prepaid expenses and other
      current assets                          45              71
    Other assets                             (57)            (17)
    Accounts payable                       1,316            (123)
    Compensation, income taxes and
      other current liabilities              260            (752)
    Amounts billed in excess of costs
      and estimated earnings on
      contracts in progress                 (293)          1,349
                                        ________       _________

NET CASH (USED BY) PROVIDED BY
  OPERATING ACTIVITIES                  $ (1,341)      $     566
                                        ========       =========




See notes to condensed consolidated financial statements.

ITEM 2 -  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Revenues for the first quarter were $18,108,000, 36% higher than last year's first quarter revenues of $13,269,000. The increase was due to higher backlog at the beginning of the quarter, $91.1 million, as compared to the backlog at the beginning of the first quarter last year, $60.1 million. Backlog was higher due largely to the receipt of two EPA Region II contracts with a combined value of $26.9 million late in the third quarter of last year.

Gross margin (revenues less direct and indirect costs) was 20.1% of revenues as compared to 9.5% in the first quarter last year. The Company considers gross margin of 20.1% to be within the normal range for its operations of 17% to 27%. Gross margin in last year's first quarter was below the normal range due to adverse competitive conditions preceding and during that quarter and to lower than expected margins on several projects.

Earnings from operations were $996,000 compared to a loss of $1,127,000 in last year's first quarter. Higher revenues and margins, offset in part by higher selling, general and administrative (SG&A) expense, were responsible for the increase.

SG&A expense was $2,643,000, up 11% from $2,390,000 in last year's first quarter. Higher business development, marketing and estimating expenses were responsible for the increase.

Interest income for the quarter was $572,000 versus $486,000 last year. Higher invested balances, offset in part by lower interest rates on overnight investments, caused the increase.

The effective tax rate was 36.4% compared to the tax benefit recognized last year due to the loss incurred during last year's first quarter.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities was $1,341,000 compared to net cash provided by operating activities of $566,000 last year. Lower accounts receivable at the beginning of the quarter versus last year ($13,439,000 versus $16,532,000) resulted in lower cash receipts during the quarter ($13,537,000 versus $14,714,000). Also, payments to subcontractors, suppliers and employees were higher ($15,263,000 versus $14,353,000) reflecting the company's greater activity in the quarter compared to the first quarter last year.

Net cash provided by investing activities was $4,993,000 compared to $553,000 used in investing activities last year. The difference was due principally to differences in the timing of the sale and purchase of investments. Capital expenditures were higher at $566,000 compared to $265,000 last year. The increase reflects greater current and anticipated operational activity.

The Company paid a regular quarterly dividend of 3.5 cents per share of Common Stock and 3.18 cents per share of Class B Common
Stock on March 10, 1999.  Total dividends paid were $0.3 million.

The Board of Directors has authorized the repurchase of up to 1,200,000 shares of which 1,102,051 had been repurchased through March 31, 1999. During the first quarter no shares were repurchased.

In 1995 the Board of Directors authorized the Company to pursue the business strategy of acquiring, cleaning-up and disposing of "Brownfield" sites, real property that is unmarketable or of substantially reduced value due to the presence of contamination. In 1996 the Company acquired interests in, and commenced the cleanup process at, two Brownfield sites. In 1997 the cleanup and sale of one of those sites were completed and the Company acquired interests in one additional site. Since 1997, no new sites have been purchased nor have any sites been sold. However, the Company has continued to invest in the cleanup of the two remaining sites and in 1998 purchased the interest of another party in one of the sites. At the end of the quarter, the Company's investment in Brownfield sites was $10.3 million. The Company will invest further funds in the cleanup of one of the remaining sites (cleanup at the other site is substantially complete) and intends to make further investments in the Brownfield redevelopment business. The Company's ultimate total investment in this business will depend upon the Company's success in finding and acquiring suitable Brownfield sites.

On March 31, 1999, the Company had working capital of $62.7 million versus $63.5 million a year earlier. Working capital included $57.4 million in cash, cash equivalents and marketable securities. The Company expects that existing funds and cash generated by operations will be sufficient to meet all working capital and capital investment needs for the foreseeable future.

YEAR 2000

The Company is aware of the "Year 2000" issue which affects most corporations and concerns the inability of information systems, primarily computer software programs, to properly recognize and process date-sensitive information relating to the Year 2000 and beyond. The Company believes it is pursuing appropriate courses of action to identify and address Year 2000 readiness including consideration of the purchase of an entirely new, Year 2000 ready accounting software system. The Company believes that it is on schedule to complete its Year 2000 initiatives before mid-year 1999 and does not expect the cost of these initiatives to exceed $200,000.

The Company does not believe its operations are significantly imperiled by Year 2000 issues. Other than accounting functions, which are being addressed, the principal operating functions of the Company are not dependent on information systems and thus are not exposed to material disruption by the failure of information systems to operate properly. To the extent that information systems are used as tools in these operating functions and their availability is reduced or lost due to Year 2000 issues, the Company would revert to manual backup systems without a material adverse effect on its day to day operation.

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

     Item 3    Defaults Upon Senior Securities
               Not Applicable

     Item 4    Submission of Matters to a Vote of Security Holders
               Not Applicable

     Item 5    Other Information
               Not Applicable

     Item 6    Exhibits and Reports on 8-K
               (a)  Exhibits:  None required.
               (b)  Reports on Form 8-K:  None required.

                    No reports on Form 8-K have been filed during the quarter (13 weeks) ended March 31, 1999

                            SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                         SEVENSON ENVIRONMENTAL SERVICES, INC.

Dated: May 10, 1999
                         /s/ William J. McDermott
                         _____________________________________
                         William J. McDermott
                         Vice President, Secretary and
                         Chief Financial Officer