Form 10-Q
period 1999-06-30
SEVENSON ENVIRONMENTAL SERVICES INC
filed 1999-08-16
CIK 846976

SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC

                                 FORM 10-Q

Quarterly Report Under Section 13 or 15(d) of the Securities
Exchange Act of 1934
_________________________________________________________________________


For Quarter Ended June 30, 1999          Commission File Number 0-17536


                   SEVENSON ENVIRONMENTAL SERVICES, INC.
                   _____________________________________
          (Exact name of registrant as specified in its charter)


           New York                                  16-1091535
___________________________________              _________________________
(State or other jurisdiction of                  (IRS Employer
incorporation or organization)                   Identification No.)


                            2749 Lockport Road
                                PO Box 396
                      Niagara Falls, NY   14302-0396
                      ______________________________
                 (Address of principal executive offices)



                              (716) 284-0431
           ____________________________________________________
           (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                      Yes   ___X___         No ______


Number of common shares outstanding as of the close of the period covered by this report:

2,101,379 shares of Common Stock and 7,434,850  shares of Class B Common
Stock

PART I   FINANCIAL INFORMATION
ITEM 1   FINANCIAL STATEMENTS


SEVENSON ENVIRONMENTAL SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE DATA)
________________________________________________________________

                                        June 30,    December 31,
                                         1999          1998
                                      (Unaudited)    (Audited)
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents             $  1,586     $ 10,851
  Marketable securities                   46,107       49,073
  Accounts receivable                     24,057       13,439
  Costs and estimated earnings on
    contracts in progress in excess
    of related billings                    3,296        2,514
  Prepaid expenses and other current
    assets                                   339          621
                                         _______      _______
     Total current assets                 75,385       76,498
                                         _______      _______

PROPERTY AND EQUIPMENT:
  Land                                       307          307
  Buildings and improvements               3,529        3,529
  Construction and field equipment        22,435       18,700
  Vehicles                                 5,911        5,786
  Office furniture and equipment           1,890        1,723
                                         _______      _______
                                          34,072       30,045
  Less accumulated depreciation           18,353       16,996
                                         _______      _______
     Total property and equipment, net    15,719       13,049
                                         _______      _______

INVESTMENT IN BROWNFIELD REAL ESTATE       8,382       10,192
                                         _______      _______
OTHER ASSETS                               9,108        3,725
                                         _______      _______
TOTAL ASSETS                            $108,594     $103,464
                                         =======      =======


See notes to condensed consolidated financial statements.

SEVENSON ENVIRONMENTAL SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE DATA)
__________________________________________________________________________

                                                 June 30,     December 31,
                                                   1999          1998
                                                (Unaudited)    (Audited)
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable:
    Current                                      $  4,703      $  5,514
    Retentions                                        264           396
  Note payable - current                              597           662
  Compensation, income taxes and other
    current liabilities                             3,527         2,134
  Deferred income taxes                                 0           102
  Amounts billed in excess of costs and
    estimated earnings on contracts
    in progress                                     7,734         5,584
                                                  _______       _______
     Total current liabilities                     16,825        14,392
                                                  _______       _______

DEFERRED INCOME TAXES                               1,700         1,712
                                                  _______       _______
NOTES PAYABLE                                       2,263         2,245
                                                  _______       _______
STOCKHOLDERS' EQUITY:
  Common stock, $.01 par value; Authorized
    12,000,000 shares, issued 3,212,830 shares         33            33
  Class B Common Stock, $.01 par value, Authorized
    8,000,000 shares, issued 7,434,850 shares          74            74
  Preferred Stock, $.10 par value; Authorized
    1,000,000 shares, outstanding - none                0             0
  Additional paid-in capital                       25,420        25,420
  Retained earnings                                69,799        67,001
                                                  _______       _______
                                                   95,326        92,528
  Treasury stock (1,111,451 shares common
  stock at cost)                                   (8,563)       (8,487)
                                                  _______       _______
                                                   86,763        84,041
  Accumulated other comprehensive income:
    Unrealized gain on marketable securities,
      net of tax                                    1,043         1,074
                                                  _______       _______
        Total accumulated other comprehensive
        income                                      1,043         1,074
                                                  _______       _______
  Total stockholders' equity                       87,806        85,115
                                                  _______       _______
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $108,594      $103,464
                                                  =======       =======

See notes to condensed consolidated financial statements.

SEVENSON ENVIRONMENTAL SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
THREE-MONTH PERIODS ENDED JUNE 30,1999 AND 1998 - (UNAUDITED)
(IN THOUSANDS, EXCEPT SHARE DATA)
_________________________________________________________________

                                             1999        1998

REVENUES                                   $ 27,698    $ 28,910

COSTS AND EXPENSES:
  Direct and indirect costs                  21,763      23,534
  Selling, general and administrative         2,769       2,371
                                            _______     _______
                                             24,532      25,905
                                            _______     _______
EARNINGS FROM OPERATIONS                      3,166       3,005

OTHER:
  Interest income                               551         475
  Interest expense                              (31)        (46)
  Realized gain (loss) on sale of
    marketable securities                       115         (57)
                                            _______     _______
                                                635         372
                                            _______     _______

EARNINGS BEFORE INCOME TAXES                  3,801       3,377

INCOME TAX EXPENSE                            1,181       1,242
                                            _______     _______
NET EARNINGS                               $  2,620    $  2,135
                                            =======     =======
WEIGHTED AVERAGE NUMBER OF SHARES
  OUTSTANDING                                 9,537      10,113
                                            =======     =======

BASIC AND DILUTED EARNINGS PER SHARE       $   0.28    $   0.21
                                            =======     =======



See notes to condensed consolidated financial statements.

SEVENSON ENVIRONMENTAL SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
SIX-MONTH PERIODS ENDED JUNE 30,1999 AND 1998 - (UNAUDITED)
(IN THOUSANDS, EXCEPT SHARE DATA)
_________________________________________________________________

                                             1999        1998

REVENUES                                   $ 45,806    $ 42,179

COSTS AND EXPENSES:
  Direct and indirect costs                  36,232      35,540
  Selling, general and administrative         5,412       4,761
                                            _______     _______
                                             41,644      40,301
                                            _______     _______
EARNINGS FROM OPERATIONS                      4,162       1,878

OTHER:
  Interest income                             1,123         961
  Interest expense                              (85)        (92)
  Realized (loss) gain on sale of
    marketable securities                      (147)        125
                                            _______     _______
                                                891         994
                                            _______     _______

EARNINGS BEFORE INCOME TAXES                  5,053       2,872

INCOME TAX EXPENSE                            1,637         976
                                            _______     _______
NET EARNINGS                               $  3,416    $  1,896
                                            =======     =======
WEIGHTED AVERAGE NUMBER OF SHARES
  OUTSTANDING                                 9,541      10,121
                                            =======     =======

BASIC AND DILUTED EARNINGS PER SHARE       $   0.36    $   0.19
                                            =======     =======



See notes to condensed consolidated financial statements.

SEVENSON ENVIRONMENTAL SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX-MONTH PERIODS ENDED JUNE 30,1999 AND 1998 - (UNAUDITED)
(IN THOUSANDS)
___________________________________________________________________________

                                                       1999        1998

CASH FLOWS FROM OPERATING ACTIVITIES:
  Cash receipts from customers                       $ 36,564    $ 34,558
  Cash payments to subcontractors, suppliers
    and employees                                     (40,605)    (31,192)
  Interest received                                     1,123         961
  Interest paid                                           (85)        (92)
  Taxes paid                                             (674)       (330)
  Tax refunds received                                     15           0
                                                       ______      ______
Net cash (used in) provided by operating activities    (3,662)      3,905
                                                       ______      ______

CASH FLOWS FROM INVESTING ACTIVITIES:
  Investments purchased                               (19,630)    (10,676)
  Investments sold                                     17,114       9,505
  Capital expenditures                                 (4,083)       (505)
  Brownfield acquisition and remediation costs          1,808          81
  Proceeds from sale of fixed assets                       11           0
                                                       ______      ______
Net cash used in investing activities                  (4,780)     (1,595)
                                                       ______      ______

CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payments of debt                              (46)          0
  Acquisition of treasury stock                           (76)       (631)
  Dividends paid                                         (702)       (662)
                                                       ______      ______
  Net cash used in financing activities                  (824)     (1,293)
                                                       ______      ______

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS   (9,266)      1,017

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD         10,852       4,522
                                                       ______      ______

CASH AND CASH EQUIVALENTS, END OF PERIOD             $  1,586    $  5,539
                                                      =======     =======


See notes to condensed consolidated financial statements.

SEVENSON ENVIRONMENTAL SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX-MONTH PERIODS ENDED JUNE 30,1999 AND 1998 - (UNAUDITED)
(IN THOUSANDS)
__________________________________________________________________________

                                                       1999      1998

RECONCILIATION OF NET EARNINGS TO NET CASH
  (USED IN) PROVIDED BY OPERATING ACTIVITIES:
  Net earnings                                       $ 3,416   $ 1,896
  Adjustments to reconcile:
    Depreciation and amortization                      1,402     1,276
    Increase in cash surrender value of life
      insurance                                         (120)     (100)
    Provision for deferred income taxes                   82       225
    (Loss) gain on sale of marketable securities         147      (125)
    Loss on sale of fixed assets                           8         0
  Change in assets and liabilities affecting cash flow:
    Accounts receivable                              (10,618)   (9,655)
    Material and supply inventories                        1         3
    Costs and estimated earnings on contracts in
      progress in excess of related billings            (782)     (588)
    Prepaid expenses and other current assets            273       216
    Other assets                                          12       (16)
    Accounts payable                                    (949)    7,940
    Compensation, income taxes and other current
      liabilities                                      1,316       211
    Amounts billed in excess of costs and estimated
      earnings on contracts in progress                2,150     2,622
                                                      ______    ______

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES  $(3,662)  $ 3,905
                                                      ======    ======



See notes to condensed consolidated financial statements.

SEVENSON ENVIRONMENTAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SIX-MONTH PERIODS ENDED JUNE 30, 1999 AND 1998
_________________________________________________________________


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The accounting policies used in preparing these condensed consolidated financial statements are the same as those used in preparing the Company's consolidated financial statements for the year ended December 31, 1998.

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

                             ******

ITEM 2 -  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS
_____________________

Second quarter revenues were $27,698,000, down 4% from last year's second quarter when revenues were $28,910,000. Last year's second quarter revenues were higher due to one larger ($8.9 million) project which was started and completed during that quarter. The absence of a single similar project during this year's second quarter was largely made up for by revenues from a number of projects acquired during this year's first quarter including a $23 million project for the New York State Department of Environmental Conservation at Plattsburgh, New York.

At the end of the quarter the Company had a backlog of $115 million compared to $64 million at the same time a year earlier. Backlog was higher due to the receipt of $70 million in new contracts (or additions to existing contracts) since the beginning of the year including the above mentioned Plattsburgh project. The comparable figure for last year was $45 million. The increase was due entirely to an increase in government (federal and state) work.

Gross margin (revenues less direct and indirect costs) for the quarter was 21.4% of revenue as compared to 18.6% for the second quarter last year. Gross margin varies widely from quarter to quarter dependent upon numerous factors including seasonal effects and the nature, size and mix of projects underway during a given quarter. The Company considers quarterly gross margin in the range of 17% to 27% to be normal. Gross margin in last year's second quarter was in the lower end of that range due principally to one project which, because of its low degree of difficulty, was bid at a lower margin.

Earnings from operations were $3,166,000, 5% higher than last year's earnings from operations of $3,005,000. This increase was lower than it otherwise would have been because higher contract earnings were substantially offset by higher selling, general and administrative (SG&A) expenses. SG&A expense increased $398,000, or 17% to $2,769,000 from $2,371,000 last year. Higher business development and employee benefit expenses accounted for most of this increase.

Interest income was $551,000 compared to $475,000 last year.
Interest income was higher due to higher balances invested in interest bearing securities.


The effective tax rate was 31.1% compared to 36.8% last year.
The lower rate was due to a combination of higher non-taxable income and the tax benefit resulting from the increase in capital expenditures during the quarter.

LIQUIDITY AND CAPITAL RESOURCES
_______________________________

For the six month period, the Company used net cash of $3,662,000 in operating activities compared to $3,905,000 of net cash provided by operating activities in the same period last year. Higher cash receipts from customers ($36,564,000 versus $34,558,000 last year) were offset by higher cash payments to subcontractors, suppliers and employees ($40,605,000 versus $31,192,000 last year). Payments were higher due in part to increased operating activity. Also, to expedite the Company's switch to a new accounting software package as of July 1st, the Company advanced to June the booking of payments which otherwise would have been booked in July.

Net cash used in investing activities was $4,780,000 compared to $1,595,000 last year. The increase was due principally to an increase in capital expenditures ($4,083,000 versus $505,000 last year). The Company purchased equipment to service its current operating needs and to replace older items of equipment. Much of the equipment purchased was for the Company's water treatment and sediments handling operations which continue to be an important and growing part of the Company's business. During the second quarter the Company also received cash from the sale of a parcel of property acquired as part of the acquisition of a Brownfields site. No gain or loss was recognized on the sale as the parcel was sold at a price approximately equal to the Company's cost.

On March 10 and June 15, 1999, the Company paid a regular quarterly dividend of 3.5 cents per share of Common Stock and
3.18 cents per share of Class B Common Stock. Total dividends paid were $0.7 million.

The Board of Directors has authorized the repurchase of up to 1,200,000 shares of which 1,111,451 had been repurchased through June 30, 1999. During the first six months of the year, the Company repurchased 9,400 shares.

On June 30, 1999, the Company had working capital of $58.6 million versus $65.5 million a year earlier. Working capital included $47.7 million in cash, cash equivalents and marketable securities. The Company expects that existing funds and cash generated by operations will be sufficient to meet all working capital and capital investment needs for the foreseeable future.

BROWNFIELD INVESTMENTS
_______________________

In 1995 the Board of Directors authorized the Company to pursue the business strategy of acquiring, cleaning-up and disposing of "Brownfield" sites, real property that is unmarketable or of substantially reduced value due to the presence of contamination. In 1996 the Company acquired interests in, and commenced the cleanup process at, two Brownfield sites. In 1997 the cleanup and sale of one of those sites were completed and the Company acquired interests in one additional site. Since 1997, no new sites have been purchased. In 1998, the Company purchased the interest of another party in one of the sites. During the second quarter of 1999, the Company sold a parcel of non-Brownfield property which had been acquired as part of the acquisition of a Brownfield site; the Company retained the Brownfield site itself. The Company continues to invest in the cleanup of one of the two Brownfield sites it retains. As of June 30, 1999, the Company's investment in Brownfield sites was $8.4 million. The Company will invest further funds in the cleanup of one of the remaining sites and intends to make further investments in the Brownfield redevelopment business. The Company's ultimate total investment in this business will depend upon the Company's success in finding and acquiring suitable Brownfield sites.

YEAR 2000
_________

The Company is aware of the "Year 2000" issue which affects most corporations and concerns the inability of information systems, primarily computer software programs, to properly recognize and process date-sensitive information relating to the Year 2000 and beyond. The Company believes it is pursuing appropriate courses of action to identify and address Year 2000 readiness. Principal among the actions which have been taken is the purchase and installation of an entirely new, Year 2000 ready accounting software system. The Company believes that it is on schedule to complete its Year 2000 initiatives and does not expect the cost of these initiatives to exceed $200,000.

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

                   PART II - OTHER INFORMATION
                   ___________________________

     Item 1    Legal Proceedings
               _________________
                    Not Applicable

     Item 2    Changes in Securities
               _____________________
                    Not Applicable

     Item 3    Defaults Upon Senior Securities
               _______________________________
                    Not Applicable

     Item 4    Submission of Matters to a Vote of Security
               Holders
               ___________________________________________

          At the Company's Annual Meeting of Shareholders held on
May 18, 1999 the nominees of the Board of Directors were reelected based upon the following results:

                             CLASS A

Nominees                 For                      Withheld

Joseph J. Castiglia      1,905,804                1,802
Robert S. Kelso          1,905,804                1,802


                             CLASS B

Nominees                 For                      Withheld

Michael A. Elia          7,434,850                   0
Laurence A. Elia         7,434,850                   0
Richard A. Elia          7,434,850                   0
William J. McDermott     7,434,850                   0
Dena M. Armstrong        7,434,850                   0
Arthur A. Elia           7,434,850                   0

          The appointment by the Board of Directors of Deloitte &
Touche LLP as independent accountants for the fiscal year ending
December 31, 1999 was ratified based upon the following vote.
For, 76,252,264; Against, 2,162; Abstain, 1,680.

     Item 5    Other Information
               _________________
                    Not Applicable

     Item 6    Exhibits and Reports on 8-K
               ___________________________
                    (a)  Exhibits:  None required.
                    (b)  Reports on Form 8-K:  None required.

                         No reports on Form 8-K have been filed
                         during the quarter (13 weeks) ended June
                         30, 1999

                           SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                         SEVENSON ENVIRONMENTAL SERVICES, INC.

Dated: August 13, 1999
                         /s/ William J. McDermott
                         _____________________________________
                         William J. McDermott
                         Vice President, Secretary and
                         Chief Financial Officer