Form 10-Q
period 1999-09-30
SEVENSON ENVIRONMENTAL SERVICES INC
filed 1999-11-12
CIK 846976

SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, DC

                            FORM 10-Q

       Quarterly Report Under Section 13 or 15(d) of the
                 Securities Exchange Act of 1934

_________________________________________________________________

For Quarter Ended                                 Commission File
September 30, 1999                                Number 0-17536


              SEVENSON ENVIRONMENTAL SERVICES, INC.
      _____________________________________________________
     (Exact name of registrant as specified in its charter)


New York                                     16-1091535
_______________________________         ________________________
(State or other jurisdiction of              (IRS Employer
incorporation or organization)               Identification No.)


                       2749 Lockport Road
                          P.O. Box 396
                  Niagara Falls, NY  14302-0396
            ________________________________________
            (Address of principal executive offices)


                         (716) 284-0431
       ___________________________________________________
      (Registrant's telephone number, including area code)


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

CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE DATA)
________________________________________________________________

                                     September 30,  December 31,
                                         1999          1998
                                      (Unaudited)    (Audited)
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents             $  1,392     $ 10,851
  Marketable securities                   42,409       49,073
  Accounts receivable                     45,364       13,439
  Costs and estimated earnings on
    contracts in progress in excess
    of related billings                    2,090        2,514
  Prepaid expenses and other current
    assets                                   623          621
                                         _______      _______
     Total current assets                 91,878       76,498
                                         _______      _______

PROPERTY AND EQUIPMENT:
  Land                                       323          307
  Buildings and improvements               3,532        3,529
  Construction and field equipment        23,332       18,700
  Vehicles                                 6,041        5,786
  Office furniture and equipment           1,890        1,723
                                         _______      _______
                                          35,118       30,045
  Less accumulated depreciation           18,962       16,996
                                         _______      _______
     Total property and equipment, net    16,156       13,049
                                         _______      _______

INVESTMENT IN BROWNFIELD REAL ESTATE       8,382       10,192

OTHER ASSETS                               9,168        3,725
                                         _______      _______
TOTAL ASSETS                            $125,584     $103,464
                                         =======      =======


See notes to condensed consolidated financial statements.

SEVENSON ENVIRONMENTAL SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE DATA)
__________________________________________________________________________

                                               September 30,  December 31,
                                                   1999          1998
                                                (Unaudited)    (Audited)
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable:
    Current                                      $ 13,803      $  5,514
    Retentions                                        506           396
  Note payable - current                            1,053           662
  Compensation, income taxes and other
    current liabilities                             5,403         2,134
  Deferred income taxes                                 0           102
  Amounts billed in excess of costs and
    estimated earnings on contracts
    in progress                                    10,843         5,584
                                                  _______       _______
     Total current liabilities                     31,608        14,392
                                                  _______       _______
DEFERRED INCOME TAXES                               1,484         1,712
                                                  _______       _______
NOTES PAYABLE                                       2,408         2,245
                                                  _______       _______
STOCKHOLDERS' EQUITY:
  Common stock, $.01 par value; Authorized
    12,000,000 shares, issued 3,212,830 shares         33            33
  Class B Common Stock, $.01 par value, Authorized
    8,000,000 shares, issued 7,438,850 shares          74            74
  Preferred Stock, $.01 par value; Authorized
    1,000,000 shares, outstanding - none                0             0
  Additional paid-in capital                       25,420        25,420
  Retained earnings                                72,681        67,001
                                                  _______       _______
                                                   98,208        92,528
  Treasury stock (1,111,451 shares common
  stock, at cost)                                  (8,563)       (8,487)
                                                  _______       _______
                                                   89,645        84,041
  Accumulated other comprehensive income:
    Unrealized gain on marketable securities,
      net of tax                                      439         1,074
                                                  _______       _______
        Total accumulated other comprehensive
        income                                        439         1,074
                                                  _______       _______
  Total stockholders' equity                       90,084        85,115
                                                  _______       _______
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $125,584      $103,464
                                                  =======       =======

See notes to condensed consolidated financial statements.

SEVENSON ENVIRONMENTAL SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
NINE-MONTH PERIODS ENDED SEPTEMBER 30,1999 AND 1998 - (UNAUDITED)
(IN THOUSANDS, EXCEPT PER SHARE DATA)
_________________________________________________________________

                                             1999        1998

REVENUES                                   $ 88,549    $ 62,439

COSTS AND EXPENSES:
  Direct and indirect costs                  71,835      50,896
  Selling, general and administrative         8,000       7,030
                                            _______     _______
                                             79,835      57,926
                                            _______     _______
EARNINGS FROM OPERATIONS                      8,714       4,513

OTHER:
  Interest income                             1,647       1,502
  Interest expense                             (139)       (157)
  Realized gain on sale of
    marketable securities                        55         222
                                            _______     _______
                                              1,563       1,567
                                            _______     _______

EARNINGS BEFORE INCOME TAXES                 10,277       6,080

INCOME TAX EXPENSE                            3,668       2,072
                                            _______     _______
NET EARNINGS                               $  6,609    $  4,008
                                            =======     =======
WEIGHTED AVERAGE NUMBER OF SHARES
  OUTSTANDING                                 9,547      10,060
                                            =======     =======

BASIC AND DILUTED EARNINGS PER SHARE       $   0.69    $   0.40
                                            =======     =======



See notes to condensed consolidated financial statements.

SEVENSON ENVIRONMENTAL SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
THREE-MONTH PERIODS ENDED SEPTEMBER 30,1999 AND 1998 -
(UNAUDITED) (IN THOUSANDS, EXCEPT PER-SHARE DATA)
_________________________________________________________________

                                             1999        1998

REVENUES                                   $ 42,743    $ 20,260

COSTS AND EXPENSES:
  Direct and indirect costs                  35,603      15,356
  Selling, general and administrative         2,588       2,269
                                            _______     _______
                                             38,191      17,625
                                            _______     _______
EARNINGS FROM OPERATIONS                      4,552       2,635

OTHER:
  Interest income                               524         541
  Interest expense                              (54)        (65)
  Realized gain on sale of
    marketable securities                       202          97
                                            _______     _______
                                                672         573
                                            _______     _______

EARNINGS BEFORE INCOME TAXES                  5,224       3,208

INCOME TAX EXPENSE                            2,031       1,096
                                            _______     _______
NET EARNINGS                               $  3,193    $  2,112
                                            =======     =======
WEIGHTED AVERAGE NUMBER OF SHARES
  OUTSTANDING                                 9,536       9,941
                                            =======     =======

BASIC AND DILUTED EARNINGS PER SHARE       $   0.33    $   0.21
                                            =======     =======



See notes to condensed consolidated financial statements.

SEVENSON ENVIRONMENTAL SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE-MONTH PERIODS ENDED SEPTEMBER 30, 1999 AND 1998 - (UNAUDITED)
(IN THOUSANDS)
___________________________________________________________________________

                                                       1999        1998

CASH FLOWS FROM OPERATING ACTIVITIES:
  Cash receipts from customers                       $ 62,315    $ 59,551
  Cash payments to subcontractors, suppliers
    and employees                                     (68,262)    (54,975)
  Interest received                                     1,647       1,502
  Interest paid                                          (139)       (157)
  Taxes paid                                           (1,624)       (509)
  Tax refunds received                                     15           0
                                                       ______      ______
Net cash (used in) provided by operating activities    (6,048)      5,412
                                                       ______      ______

CASH FLOWS FROM INVESTING ACTIVITIES:
  Investments purchased                               (25,135)    (13,194)
  Investments sold                                     25,657      16,575
  Capital expenditures                                 (5,311)       (959)
  Brownfield acquisition and remediation costs,
    net of interest                                     1,810         126
  Acquisition of business                                   0        (368)
  Proceeds from sale of property and equipment             19          69
                                                       ______      ______
Net cash (used in) provided by investing activities    (2,960)      2,249
                                                       ______      ______

CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payments of debt                             (272)          0
  Debt proceeds                                           826         685
  Acquisition of treasury stock                           (76)     (3,474)
  Dividends paid                                         (930)       (992)
                                                       ______      ______
  Net cash used in financing activities                  (452)     (3,781)
                                                       ______      ______

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS   (9,460)      3,880

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD         10,852       4,522
                                                       ______      ______

CASH AND CASH EQUIVALENTS, END OF PERIOD             $  1,392    $  8,402
                                                      =======     =======


See notes to condensed consolidated financial statements.

SEVENSON ENVIRONMENTAL SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE-MONTH PERIODS ENDED SEPTEMBER 30, 1999 AND 1998 - (UNAUDITED)
(IN THOUSANDS)
__________________________________________________________________________

                                                       1999      1998
RECONCILIATION OF NET EARNINGS TO NET CASH
  (USED IN) PROVIDED BY OPERATING ACTIVITIES:
  Net earnings                                       $ 6,609   $ 4,008
  Adjustments to reconcile:
    Depreciation and amortization                      2,185     1,905
    Increase in cash surrender value of life
      insurance                                         (180)     (150)
    Gain on sale of marketable securities                (55)     (222)
    Provision for deferred income taxes                  (43)      304
    Loss on sale of property and equipment                 8        40
  Change in assets and liabilities affecting cash flows:
    Accounts receivable                              (31,925)   (5,964)
    Material and supply inventories                      (22)        6
    Costs and estimated earnings on contracts in
      progress in excess of related billings             424       645
    Prepaid expenses and other current assets             11        94
    Other assets                                          12      (437)
    Accounts payable                                   8,393     1,905
    Compensation, income taxes and other current
      liabilities                                      3,276       887
    Amounts billed in excess of costs and estimated
      earnings on contracts in progress                5,259     2,391
                                                      ______    ______

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES  $(6,048)  $ 5,412
                                                      ======    ======



See notes to condensed consolidated financial statements.

SEVENSON ENVIRONMENTAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 1999 AND 1998
_________________________________________________________________


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

                             ******

ITEM 2 -  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Third quarter revenues were a record $42,743,000, up 111% over last year's third quarter revenues of $20,260,000. Revenues were higher due to higher backlog at the beginning of the quarter, $115 million compared to $64 million at the same point a year earlier. A significant contributor to both the increase in revenues and backlog was a $23 million project at Plattsburgh, New York which the Company received earlier in the year.

At the end of the quarter, the Company had backlog of $109 million, which was a record for that date, compared to $98 million at the same point a year earlier. During the quarter the Company received $37 million in new contracts (or additions to existing contracts), compared to $55 in the third quarter last year. Since the beginning of the year the Company has received $107 million in new contracts (or additions to existing contracts) compared to $100 million in the same period last year. The third quarter was the fifth consecutive quarter to end with record backlog. Record backlog in the earlier quarters was due largely or entirely to increases in government (federal, state and local) funded work. However, in the most recent quarter approximately 80% of the new contracts were from private sector customers.

Third quarter gross margin (revenues less direct and indirect costs) was 16.7% of revenues as compared to 24.2% for the third quarter last year. Gross margin varies widely from quarter to quarter dependent upon numerous factors including seasonal effects and the nature, size and mix of projects underway during a given quarter. The Company considers quarterly gross margin in the range of 17% to 27% to be normal. Gross margin in the third quarter was slightly below this range due to a reserve taken on a project which earlier had been carried at a profit but is now expected to be a loss and due to an increase in another reserve for a dispute. Without these two items, reported gross margin would have been 18.5%.

Selling, general and administrative expenses were higher at $2,588,000 compared to last year's $2,269,000. SG&A expenses were higher this year due to higher business development and travel expenses and to expenses associated with the Company's conversion to a new accounting software system.

Interest income was slightly lower at $524,000 compared to $541,000 in the second quarter last year. Interest income was lower due to lower invested balances and interest rates.

The effective tax rate was 38.9% compared to 34.2%. The tax rate was higher due to lower non-taxable income as a percentage of book income versus last year.

LIQUIDITY AND CAPITAL RESOURCES

For the nine month period, the Company used net cash of $6,048,000 in operating activities compared to $5,412,000 of net cash provided by operating activities in the same period last year. Higher cash receipts from customers ($62,315,000 versus $59,551,000 last year) were offset by higher cash payments to subcontractors, suppliers and employees ($68,262,000 versus $54,975,000 last year). The timing of project activities and payment terms caused cash receipts to slow relative to revenue recognition. Payments to subcontractors, etc., were higher due to increased operating activity.

Net cash used in investing activities was $2,960,000 compared to $2,249,000 provided by investing activities last year. The increase in cash used was due principally to an increase in capital expenditures ($5,311,000 versus $959,000 last year). The Company purchased equipment to service its current operating needs and to replace older items of equipment The Company continued to invest in equipment to service the Company's water treatment and sediments handling operations which continue to be an important and growing part of the Company's business. During the second quarter the Company received cash from the sale of a parcel of property acquired as part of the acquisition of a Brownfield site. No gain or loss was recognized on the sale as the parcel was sold at a price approximately equal to the Company's cost.

On March 10, June 15 and September 9, 1999, the Company paid a regular quarterly dividend of 3.5 cents per share of Common Stock and 3.18 cents per share of Class B Common Stock. Total dividends paid were $0.9 million.

The Board of Directors has authorized the repurchase of up to 1,200,000 shares of which 1,111,451 had been repurchased through September 30, 1999. During the first nine months of the year, the Company repurchased 9,400 shares.

On September 30, 1999, the Company had working capital of $60.3 million versus $62.1 million a year earlier. Working capital included $43.8 million in cash, cash equivalents and marketable securities. The Company expects that existing funds and cash generated by operations will be sufficient to meet all working capital and capital investment needs for the foreseeable future.

BROWNFIELD INVESTMENTS

In 1995 the Board of Directors authorized the Company to pursue the business strategy of acquiring, cleaning-up and disposing of "Brownfield" sites, real property that is unmarketable or of substantially reduced value due to the presence of contamination. In 1996 the Company acquired interests in, and commenced the cleanup process at, two Brownfield sites. In 1997 the cleanup and sale of one of those sites were completed and the Company acquired interests in one additional site. Since 1997, no new sites have been purchased. In 1998, the Company purchased the interest of another party in one of the sites. During the second quarter of 1999, the Company sold a parcel of non-Brownfield property which had been acquired as part of the acquisition of a Brownfield site; the Company retained the Brownfield site itself. The Company continues to invest in the cleanup of one of the two Brownfield sites it retains. As of September 30, 1999, the Company's investment in Brownfield sites was $8.4 million. The Company will invest further funds in the cleanup of one of the remaining sites and intends to make further investments in the Brownfield redevelopment business. The Company's ultimate total investment in this business will depend upon the Company's success in finding and acquiring suitable Brownfield sites.

YEAR 2000

The Company is aware of the "Year 2000" issue which affects most corporations and concerns the inability of information systems, primarily computer software programs, to properly recognize and process date-sensitive information relating to the Year 2000 and beyond. The Company believes it is pursuing appropriate courses of action to identify and address Year 2000 readiness. Principal among the actions which have been taken is the purchase and installation of an entirely new, Year 2000 ready accounting software system. The Company believes that it is on schedule to complete all its Year 2000 initiatives and does not expect the cost of these initiatives to exceed $200,000. Through the end of the third quarter the Company had spent approximately $170,000.

The Company does not believe its operations are significantly imperiled by Year 2000 issues. Other than accounting functions, which have been addressed, the principal operating functions of the Company are not dependent on information systems and thus are not exposed to material disruption by the failure of information systems to operate properly. To the extent that information systems are used as tools in these operating functions and their availability is reduced or lost due to Year 2000 issues, the Company would revert to manual backup systems without a material adverse effect on its day to day operation.

Certain statements and information included herein constitute "forward-looking statements" within the meaning of Federal Private Securities Litigation Reform Act of 1995. These forward-looking statements can generally be identified as such because the context of the statement will include words such as the Company "believes", "expects", "anticipates", "hopes", or words of similar import. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance, or achievements of the Company to be materially different from any future results, performance, or achievements expressed or implied in such forward-looking statements. You are urged to review the Company's Annual Report on Form 10-K for the year ended
December 31, 1998, as well as all reports filed by the Company subsequent to the Form 10-K with the Securities and Exchange Commission under the Securities Exchange Act of 1934.

                   PART II - OTHER INFORMATION

Item 1    Legal Proceedings
          _________________
          Not Applicable

Item 2    Changes in Securities
          _____________________
          Not Applicable

Item 3    Defaults Upon Senior Securities
          _______________________________
          Not Applicable

Item 4    Submission of Matters to a Vote of Security Holders
          ___________________________________________________
          Not Applicable

Item 5    Other Information
          _________________
          Not Applicable

Item 6    Exhibits and Reports on 8-K
          ___________________________
          (a)  Exhibits:  None required.
          (b)  Reports on Form 8-K:  None required.

          No reports on Form 8-K have been filed during the quarter (13 weeks) ended September 30, 1999.


                           SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                         SEVENSON ENVIRONMENTAL SERVICES, INC.

Dated: November 1, 1999

                            /s/ William J. McDermott
                         _______________________________________
                         William J. McDermott
                         Vice President, Secretary and
                         Chief Financial Officer