Form 10-Q/A
period 1999-06-30
SEVENSON ENVIRONMENTAL SERVICES INC
filed 1999-11-15
CIK 846976

SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC

                                FORM 10-Q/A

Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act
of 1934
___________________________________________________________________________

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

                        PART II - OTHER INFORMATION

Item 6    Exhibits and Reports on 8-K
          (a)  Exhibits:
               27  Amended Financial Data Schedule
          (b)  Reports on Form 8-K:

          No reports on Form 8-K have been filed during the quarter ended June 30, 1999.


                                SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                         SEVENSON ENVIRONMENTAL SERVICES, INC.

Dated: November 1, 1999

                         /s/ William J. McDermott
                         _____________________________________________
                         William J. McDermott
                         Vice President, Secretary and
                         Chief Financial Officer