Form 10-K
period 1999-12-31
SEVENSON ENVIRONMENTAL SERVICES INC
filed 2000-03-30
CIK 846976

SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, DC 20549


                            FORM 10-K

             Annual Report Under Section 13 or 15(d)
            of the Securities and Exchange Act of 1934

           For the Fiscal Year Ended December 31, 1999
                   Commission File No. 0-17536


              SEVENSON ENVIRONMENTAL SERVICES, INC.
              _____________________________________
      (Exact name of registrant as specified in its charter)

          New York                               16-1091535
_______________________________               __________________
(State or other jurisdiction of                (IRS Employer
 incorporation or organization)                 Identification No.)

                        2749 Lockport Road
                            PO Box 396
                     Niagara Falls, NY  14302
                   ___________________________
             (Address of principal executive offices)
                            (Zip Code)


                         (716) 284-0431
                  _____________________________
       (Registrant's telephone number, including area code)

 Securities Registered Pursuant to Section 12(b) of the Act: None

   Securities Registered Pursuant to Section 12(g) of the Act:

                           Common Stock
                         ________________
                         (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                   Yes ___X____  No ________

                     Cover Page 1 of 2 Pages

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements or incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of March 14, 2000, 2,142,019 shares of Common Stock were outstanding, and the aggregate market value (based on the closing bid price quoted on the National Market tier of the NASDAQ Stock Market on March 14, 2000) of the Common Stock held by non-affiliates was approximately $19.4 million. As of the same date, 7,394,210 shares of Class B Common Stock were outstanding.


   ------------------------------------------------------------

               DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement for its 2000 Annual
Meeting of Stockholders and 1999 Annual Report to Stockholders are incorporated by reference into Part III hereof.





























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

Since its inception, the Company has been successful in marketing its services to both private and public sector customers. The following table summarizes revenue contribution from these customers during the last three years:


Contract Revenues               Years Ended December 31,
(in Millions)
                      1999           1998             1997
                      ____           ____             ____

Public Sector       $58.1 (46%)    $37.3 (44%)   $29.9 (37%)
Private Sector       69.1 (54%)    $47.4 (56%)   $52.0 (63%)

Total              $127.2          $84.7         $81.9


The Company's customers include major industrial corporations and government agencies. Since entering the business in 1979, the Company has performed over 800 contracts, including contracts at 79 Superfund sites, with a combined value of almost $1 billion.

In performing its services, Sevenson emphasizes safety, quality, timeliness and cost. The Company performs most work with its own employees and equipment, which allows it to maintain a high degree of control over its operations.

The Company operates nationwide, but most of its operations are in the eastern United States. It currently operates through offices in Niagara Falls, New York, Pittsburgh (Delmont, Pennsylvania), Philadelphia (Chadds Ford, Pennsylvania), Chicago (Merrillville, Indiana), Atlanta (Fayetteville, Georgia) and Los Angeles (Long Beach, California). The operations of Waste Stream Technology Inc., the Company's laboratory subsidiary, are conducted at office, laboratory and shop facilities in Buffalo, New York.


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

According to the EPA, as of February 4, 2000 there were 1,281 existing and proposed sites on the EPA's National Priorities List ("NPL"), of those 676 were listed as construction completed.
In addition to the NPL sites, there are thousands of other lesser contaminated sites which will require cleanup. As more hazardous waste sites move out of the study and design phases of the remediation process, the demand for site remediation services will increase.

Private sector expenditures for site remediation result in part from federal, state and local government efforts to force potentially responsible parties ("PRPs") to address and fund the remediation of contaminated sites. PRPs often take responsibility for the remediation process in an effort to control and minimize their liability. If the PRPs are not identifiable or decline to accept responsibility for a site, federal, state or local government agencies may fund the project directly and take legal action against the identifiable PRPs for recovery of expenses and damages. Also, regulations for the RCRA Corrective Action Program, which addresses the clean-up of active manufacturing facilities, result in private sector cleanup projects.

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

Facilities Decontamination, Demolition and Closure
__________________________________________________

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

Industrial Cleaning Services
____________________________

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

Brownfields
___________

The Company participates in ventures which acquire, cleanup and sell contaminated sites ("brownfields"). The Company's participation generally will involve acting, through a subsidiary, as an investor in the venture, as well as the remediation contractor.

Operations
__________

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

Marketing
_________

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

Approximately 57%,  71% and 78% of revenues for 1999,  1998 and
1997, respectively, were the result of work awarded on the basis of competitive bids in both the public and private sectors.

Customers
_________

The Company's two largest customers in 1999 accounted for 22% and 18% of 1999 revenues. The Company's two largest customers in 1998 accounted for 28% and 14% of 1998 revenues. The Company's largest customer in 1997 accounted for 28% of 1997 revenues. No other customer accounted for more than 10% of total revenues in any of the three years in the period ended December 31, 1999. Because of the nature of the Company's business, which involves large, discrete contracts often completed within one year, customers that account for a significant portion of revenue in one year may represent an immaterial portion of revenue in subsequent years. The Company believes that the loss of the United States government as a customer would have a material adverse effect on its business.

Backlog
_______

On December 31, 1999, the Company had an estimated backlog of work under contracts believed to be firm of approximately $112.5 million, as compared with an estimated backlog of approximately $91.1 million and $60.6 million on December 31, 1998 and 1997, respectively.

The value of backlog is subject to change as the scope of work on projects changes. Customers generally retain the right to change the scope of work and to receive an appropriate increase or decrease in the contract price. Customers also usually retain the right to terminate contracts with the Company at any time, with or without cause. As a result, substantially all of the Company's backlog of $112.5 million at December 31, 1999 is subject to such right of termination.

The Company believes that backlog is not necessarily indicative of revenues to be earned by the Company in the current year or subsequent periods.

Insurance and Bonding
_____________________

The Company currently maintains general liability insurance policies with aggregate limits of $22 million. These policies contain standard exclusions, including exclusions of claims arising out of actual, alleged or threatened discharge, dispersal or release of pollutants. Some projects prior to September 30, 1999 were covered, and all operations since that date are covered, by pollution liability insurance.

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

Competition
___________

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

Regulation
__________

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

Employees
_________

As of March 14, 2000, the Company had 233 full-time permanent employees of whom 13 were officers, 80 were project management, engineering and estimating personnel, 32 were scientists and technical personnel, 7 were in business development and marketing, 31 were administrative personnel and 70 were field and shop personnel. In addition, the Company employs from 200 to 250 field workers on a temporary, as-needed basis. The Company's ability to retain and expand its staff of qualified engineers, estimators, technicians and field personnel will be an important factor in the Company's future success. To date the Company has not experienced difficulty in attracting and retaining qualified personnel and does not expect difficulty in the foreseeable future.

Work at the Company's various project sites is performed by regular Company personnel and by locally hired field workers. The
Company sometimes enters into project agreements with local construction trades unions which provide field workers for particular projects.

The Company considers its relations with its employees to be good.


ITEM 2.   PROPERTIES

The Company and its subsidiaries currently operate out of six separate facilities. The Company believes that its current facilities are adequate for its present operations.

The following table summarizes the location and character of all significant property owned or leased by the Company as of February 29, 2000:

                                       Square
     Property          Location        Footage  Lease Expiration
     ________          ________        _______  ________________

Headquarter Office, Niagara Falls, NY 65,000 Owned shop and yard facilities

Office               Pittsburgh          3,000  Owned
                    (Delmont, PA)

Office               Philadelphia        4,600  July 31, 2000
                    (Chadds Ford, PA)

Office               Atlanta             2,000  August 31, 1999
                    (Fayetteville, GA)

Office and shop      Chicago             8,000  November 30, 2004
                    (Merrillvile, IN)

Office               Long Beach, CA      2,000  December 31, 2000

Office, laboratory   Buffalo, NY        52,000  Owned
and shop Waste
Stream Technology Inc.


ITEM 3.   LEGAL PROCEEDINGS

No material legal proceedings to which the Company is a party are pending. The Company knows of no legal proceedings pending or judgments entered against any director or officer of the Company in his or her capacity as such.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

               EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers of the Company and their respective ages and positions with the Company are as follows:

        Name            Age               Title
        ____            ___               _____
Michael A. Elia         48        President, Chief Executive
                                    Officer, Director

Laurence A. Elia        49        Vice President and Director

Richard A. Elia         46        Executive Vice President and
                                    Director

William J. McDermott    50        Vice President-Finance,
                                    Secretary and Director

Dena M. Armstrong       42        Treasurer, Assistant Vice
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


       YEAR        QUARTER        HIGH         LOW
       ____        _______        ____         ___


       1999       4th Quarter      10 7/8     8 13/16
                  3rd Quarter      11 5/8     8 3/4
                  2nd Quarter      11 5/8     7 1/2
                  1st Quarter        8        9 1/2

       1998       4th Quarter        9        7 3/8
                  3rd Quarter        9        7 11/16
                  2nd Quarter      10 1/8     8 3/8
                  1st Quarter      12 1/2     8 1/2

       1997       4th Quarter       14 1/2     10
                  3rd Quarter       15         12
                  2nd Quarter       13         9 1/2
                  1st Quarter       11 3/8     9 1/2


     (b) APPROXIMATE NUMBER OF HOLDERS OF EACH CLASS OF COMMON STOCK. As of March 14, 2000, 2,142,019 shares of the Company's Common Stock were outstanding and the number of holders of record of that class on that date was 65. Because a substantial number of the Company's Common shares are held in street name, the Company believes that the number of beneficial owners of its Common Stock exceeds 400. As of the same date, there were 7,394,210 shares of the Company's Class B Common Stock outstanding which were held by five stockholders or in trust for their minor children.

     (c) DIVIDENDS. Since the third quarter of 1994 the Company has paid a regular quarterly dividend. For the fourth quarter of 1999, the dividend rate paid was 3.5 cents per share of Common Stock and 3.18 cents per share of Class B Common Stock.

ITEM 6.   SELECTED FINANCIAL DATA

The information included under the caption "Five Year Selected
Financial Data" on page 5 of the Sevenson Environmental Services,
Inc. 1999 Annual Report to Stockholders is incorporated herein by reference.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL DATA
          AND RESULTS OF OPERATIONS

"Management's Discussion and Analysis" on pages 6 through 8 of the Sevenson Environmental Services, Inc. 1999 Annual Report to
Stockholders is incorporated herein by reference.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Consolidated Balance Sheets of the Company and its subsidiaries at December 31, 1999 and 1998, and the related Consolidated Statements of Earnings, Stockholders' Equity and Cash Flows for each of the three years in the period ended December 31, 1999, together with the report thereon of Deloitte & Touche LLP dated February 14, 2000, are contained on pages 9 through 23 of the Sevenson Environmental Services, Inc. 1999 Annual Report to Stockholders and are incorporated herein by reference. Supplementary quarterly financial information contained on page 22 under "Quarterly Results" is incorporated herein by reference.

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

                             PART III

          ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information regarding Directors is contained under the caption "Election of Directors" in the Company's definitive Proxy Statement involving the election of directors at its 2000 Annual Meeting of Stockholders which the Company will file with the Securities and Exchange Commission pursuant to Schedule 14A under the Securities Exchange Act of 1934, as amended, not later than

120 days after December 31, 1999 and is incorporated herein by reference. Information related to Executive Officers of the Company appears on page 12 of this Annual Report on Form 10-K. The information included under "Compliance with Section 16(a) of the Securities Exchange Act of 1934" in the Company's definitive Proxy Statement related to its 2000 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

This information is contained under the captions "Executive
Compensation" and "Compensation Committee Interlocks and Insider
Participation" in the Company's definitive Proxy Statement related to its 2000 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

This information is contained under the caption "Security
Ownership of Management and Principal Stockholders" in the Company's definitive Proxy Statement related to its 2000 Annual
Meeting of Stockholders and is incorporated herein by reference.

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

                             PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
          FORM 8-K

(a)  The following documents are filed as part of this report:

               1. The financial statements and report of independent public accounts set forth on pages 9 through 23 of the Sevenson Environmental Services, Inc. 1999 Annual
          Report to Stockholders are incorporated by reference into this Annual Report on 10 K.

               2.   Financial statement schedules.

                    The following financial statement schedules should be read in conjunction with the financial statements incorporated by reference in Item 8 of this Form 10-K
          Annual Report:

                                                         Page
          Independent Auditor's Report on Schedules.....

          Valuation and Qualifying Accounts.............

                    Schedules other than those listed above are omitted because of the absence of the conditions under which they are required or because the information called for is included in financial statements or notes thereto.

               3. Exhibits - See the Exhibit Index on page 17 of this Annual Report on Form 10-K.

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

     (b) Report on Form 8-K. No reports on Form 8-K were filed by the Company during the last quarter of its fiscal year ended
     December 31, 1999.

(c)  Exhibits Filed.  See Item 14(a)(3) above.

(d)  Financial Statement Schedules.  See Item 14(a)(2).

                            SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 14th day of March, 2000.


                         SEVENSON ENVIRONMENTAL SERVICES, INC.
                         _____________________________________


                         /s/        William J. McDermott
                         _____________________________________
                         William J. McDermott
                         Vice President and Chief
                           Financial Officer





Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report has been signed on the 14th day of March, 2000 by the following persons in the capacities indicated:


/s/ Michael A. Elia                /s/   Arthur A. Elia
______________________________     _____________________________
Michael A. Elia,                   Arthur A. Elia, Director
Director and President
(Chief Executive Officer)


/s/ Richard A. Elia                /s/ Laurence A. Elia
______________________________     _____________________________
Richard A. Elia,                   Laurence A. Elia, Director and
Director and Executive             Vice President
Vice President


/s/ William J. McDermott           /s/ Dena M. Armstrong
______________________________     _____________________________
William J. McDermott, Director,    Dena M. Armstrong, Director,
Vice President and Secretary       Treasurer and Assistant
(Chief Financial Officer)          Vice President


/s/ Joseph J. Castiglia            /s/ Robert S. Kelso
______________________________     _____________________________
Joseph J. Castiglia, Director      Robert S. Kelso, Director

DELOITTE & TOUCHE

                              Deloitte & Touche LLP
                              Suite 250
                              Key Bank Tower
                              50 Fountain Plaza
                              Buffalo, New York  14202
                              Telephone: (716) 843-7200
                              Facsimile: (716) 856-7760


INDEPENDENT AUDITORS' REPORT ON SCHEDULES

We have audited the consolidated financial statements of Sevenson Environmental Services, Inc. and Subsidiaries ("the Company") as of December 31, 1999 and 1998, and for each of the three years in the period ended December 31, 1999, and have issued our report thereon dated February 14, 2000; such consolidated financial statements and report are included in your 1999 Annual Report to Stockholders and are incorporated herein by reference. Our audits also included the financial statement schedule of Sevenson Environmental Services, Inc. and subsidiaries, listed in Item 14. This consolidated financial statement schedule is the
responsibility of the Company's management.   Our responsibility
is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



/s/ Deloitte & Touche LLP


Buffalo, New York
February 14, 2000



SEVENSON ENVIRONMENTAL SERVICES, INC.                                       SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS
_________________________________________________________________________________________

COLUMN A                 COLUMN B           COLUMN C           COLUMN D       COLUMN E

Description                                 Additions
                                     _______________________
                         Balance at   Charged to   Charged to
                         Beginning    Cost and        Other                   Balance at
                          of Year     Expenses      Accounts   Deductions     End of Year

Allowance for
  doubtful accounts:

1997                     $40,575         $ 0           $ 0         $ 0          $40,575
1998                      40,575           0             0           0           40,575
1999                      40,575           0             0           0           40,575







                          EXHIBIT INDEX

Exhibit No.

3.1*      Certificate of Incorporation
3.2**     By-Laws.
          9***  Voting Agreement dated April 3, 1989 among Michael A.
          Elia, Laurence A. Elia, Richard A. Elia, Alan Elia,
          Jr., and William J. McDermott.
9.1       Renewal of Voting Agreement dated as of April 2, 1999
          among Michael A. Elia, Laurence A. Elia, Richard A.
          Elia, Alan Elia, Jr., and William J. McDermott.
          10.2**** Agreement dated October 30,1981 between the Company and the Arthur A. Elia Trust, as amended and promissory note in the principal amounts of $1,000.000.
          10.3**** Agreement dated October 30, 1981 between the Company and the Alan R. Elia Trust, as amended, and promissory note in the principal amount of $1,000,000.
          10.5***   Stockholders Agreement dated April 3, 1989 among the
          Company, Michael A. Elia, Laurence A. Elia, Richard A.
          Elia, Alan Elia, Jr., and William J. McDermott.
          10.6 Agreement dated as of January 1, 1997 between the Company and SCC Contracting, Inc.
          10.7 Agreement dated as of January 1, 1997 between the Company and Sevenson Hotel Associates, Inc.
          10.8*** Tax Indemnity Agreement dated April 1, 1989 among the Company, Sevenson Environmental Ltd., SCC Contracting,
          Inc., Michael A. Elia, Laurence A. Elia, Richard A.
          Elia, Alan Elia, Jr., and William J. McDermott.
          10.9**** Indemnity Agreement dated April 17, 1989 among the Company, Sevenson Environmental Ltd., SCC Contracting,
          Inc., Albert Elia Building Company, Inc., Afore, Inc.,
          Michael A. Elia, Laurence A. Elia, Richard A. Elia,
          Alan Elia, Jr., and William J. McDermott.
          10.10**** Split Dollar Insurance Agreement, dated March 1, 1984 between the Company and Michael A. Elia.
          10.11**** Split Dollar Insurance Agreement, dated March 1, 1984 between the Company and Laurence A. Elia.
          10.12**** Split Dollar Insurance Agreement, dated March 1, 1984, between the Company and Richard A. Elia.
          10.13**** Split Dollar Insurance Agreement, dated March 1, 1984, between the Company and William J. McDermott.
          10.14**** Sevenson Environmental Services, Inc. Pension Plan. 10.15**** Sevenson Environmental Services, Inc. Profit Sharing Plan.
          10.16**** 1989 Sevenson Environmental Services, Inc. Incentive Stock Plan.
          10.17*** Option Agreement dated April 17, 1989 between the Company and Alan R. Elia, Sr.
          13 Sevenson Environmental Services, Inc.'s 1999 Annual
          Report to Stockholders (such report, except for those portions thereof which are expressly incorporated by reference in this Form 10-K Annual Report, is furnished for the information of the Commission and is not to be deemed "filed" as part of the Form 10-K).
          21  Subsidiaries of the Registrant.

     * Incorporated by reference to Exhibit 3(a) of the Company's amended report on Form 10-Q/A for the quarter ended June 30, 1998 (File No. 0-17536).

     **   Incorporated by reference to Exhibit 3(b) of the Company's amended report on Form 10-Q/A for the quarter ended June 30, 1998 (File No. 0-17536).

     *** Incorporated by reference to the same exhibit numbers in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1990 (File No. 0-17536).

     **** Incorporated by reference to the same exhibit numbers in the Company's registration statement on Form S-1 (File
     No. 0-17536).

                           EXHIBIT 9.1

                   RENEWAL OF VOTING AGREEMENT

          RENEWAL OF VOTING AGREEMENT ("Renewal Agreement") made as of the 2nd day of April, 1999 by and among MICHAEL A. ELIA, WILLIAM J. McDERMOTT, LAURENCE A. ELIA, RICHARD A. ELIA, and ALAN
R. ELIA, JR. (the "Stockholders").

          WHEREAS, the Stockholders executed a Voting Agreement dated as of April 3, 1989 concerning the voting of shares of Class B common stock of Sevenson Environmental Services, Inc.

          WHEREAS, the Stockholders desire to renew the Voting
Agreement.

          NOW, THEREFORE, in consideration of the foregoing and of the mutual agreements contained herein, it is agreed:

          1. The Voting Agreement is hereby renewed for a ten-year period commencing on the date the Voting
               Agreement otherwise would have terminated.

          2. Section 7. Renewal of the Voting Agreement is hereby amended to delete the words "Delaware
               Corporation Law" and substitute therefor the words
               "New York Business Corporation Law.

          IN WITNESS WHEREOF, the Stockholders have executed this Renewal Agreement as of the date and year first written above.


                                   /s/ Michael A. Elia
                                   _____________________________
                                   Michael A. Elia

                                   /s/ William J. McDermott
                                   _____________________________
                                   William J. McDermott

                                   /s/ Laurence A. Elia
                                   _____________________________
                                   Laurence A. Elia

                                   /s/ Richard A. Elia
                                   _____________________________
                                   Richard A. Elia

                                   /s/ Alan R. Elia, Jr.
                                   _____________________________
                                   Alan R. Elia, Jr.

                           EXHIBIT 10.6


                            AGREEMENT

=================================================================


     THIS AGREEMENT, made as of the lst day of January, 1997, by and between SEVENSON ENVIRONMENTAL SERVICES, INC. (hereafter
"Sevenson") and SCC CONTRACTING, INC. (hereafter "SCC").

     WITNESSETH: that

     WHEREAS, Sevenson provides facilities and services used in common by Sevenson and SCC; and

     WHEREAS, it is in the mutual interest of Sevenson and SCC to ensure the continuation of the sharing of facilities and services and to provide an agreed basis, equitable to each, for the allocation of the cost of such facilities and services.

     NOW, THEREFORE, in consideration of the mutual promises and covenants contained herein, the parties agree as follows:

     1.0 OFFICE, YARD AND SHOP FACILITIES. The parties share common office, yard and shop facilities at 2749 Lockport Road, Niagara Falls, New York. Those facilities are owned by Sevenson. SCC agrees to pay a pro-rata share of Sevenson's Actual Cost (as hereinafter defined in Section 7.0) of maintaining and operating those facilities as determined in accordance with the subparts of this Section 1.

     1.1 PHYSICAL PLANT FACILITIES. For purposes of this Agreement, physical plant facilities are divided into three areas: (1) Administrative Office, (2) Engineering and Estimating Office, and (3) Shop. The Actual Cost of maintaining and operating the physical plant facilities (including the Actual Cost for such items as repair, maintenance, property insurance, fuel, water, electricity, depreciation, and real property taxes and assessments) will first be allocated among the three areas pro-rata by the square footage of each area in relation to the total square footage of the three. Those allocated to the administrative Office Area will be considered part of Administrative, Bookkeeping and Accounting Services and a portion thereof will be charged to SCC in accordance with Section 2.0, below. Those allocated to the Shop Area will be considered part of General Shop and Yard Services and a portion thereof will be charged to SCC in accordance with Section 3.0, below. Those allocated to the Engineering and Estimating Office will be allocated to SCC pro-rata by the percentage the number of SCC engineering and estimating personnel occupying that office bears to the total of all such personnel occupying same.

     1.2 TELEPHONE FACILITIES. Sevenson will maintain a system of cost accounting for all out-going long distance telephone calls which will assign the charge for each such call to the company for which the call was made. SCC will pay the Actual Cost of all such long distance calls made on its behalf, and additionally, will pay a pro-rata share of all telephone and telephone related Actual Costs based on the percentage SCC's long distance charges bear to total long distance charges.

     1.3 COMPUTER FACILITIES. Sevenson will maintain a record of computer usage by each company. SCC agrees to pay a pro-rata share of all computer and computer related Actual Costs based on the percentage SCC's computer usage bears to total computer usage.

     2.0 ADMINISTRATIVE, BOOKKEEPING AND ACCOUNTING SERVICES. Sevenson will continue to provide administrative, bookkeeping and accounting services for both companies. SCC agrees to pay a pro-rata share of Sevenson's total Actual Cost of such services. SCC's pro-rata share will be a percentage of such Actual Costs equal to the same percentage as SCC's pro-rata share of computer and computer related costs as specified in Section 1.3 above.

     3.0 YARD AND SHOP SERVICES. Sevenson will continue to provide yard and shop services for both companies. SCC agrees to pay Sevenson the Actual Cost of any such services which are readily identifiable as services provided for the specific benefit of SCC. SCC further agrees to pay Sevenson a pro-rata share of all Actual Costs of general yard and shop services. General yard and shop services are services which are not readily identifiable as provided for the benefit of a specific company. The Actual Cost of general yard and shop services include the Actual Cost of supervisory and clerical personnel, general labor, tools, small parts and lubricants. SCC's pro-rata share of such costs will be the percentage the weight of SCC-owned vehicles and equipment bears to the total combined weight of both companies' vehicles and equipment.

     4.0 INSURANCE. SCC will pay a share of the Actual Cost of Sevenson's insurance program in accordance with the following.

          4.1 COMPREHENSIVE GENERAL LIABILITY. Premiums for the comprehensive general liability insurance policy currently maintained by Sevenson are computed as a percentage of Workers Compensation payroll subject to retrospective adjustment based on losses incurred in the policy year. SCC agrees to pay the portion of the basic premium attributable to its Workers Compensation payroll. SCC also agrees to pay a pro-rata share of any additional retrospective premium assessed for a policy year during which SCC had Workers Compensation payroll. Conversely, SCC will receive, pro-rata, the benefit of any return retrospective premium for such a year. SCC's pro-rata share of a retrospective premium adjustment will be the percentage SCC's Workers Compensation payroll for the subject year bears to the total Workers Compensation payroll for both companies that year.

          4.2 EXCESS UMBRELLA LIABILITY. The premium for these policies is a basic annual lump sum amount plus an additional premium if revenues or payroll in the policy year exceed a certain amount. Each year, Sevenson will make an equitable allocation of the basic annual premium between Sevenson and SCC. in making the appraisal, such factors as the limits of liability needed by each, company and the estimated premium cost if each company purchased its own insurance requirements separately shall be considered. Unless otherwise agreed, SCC will pay its allocated share of the basic annual premium; and, SCC will also pay its pro-rata share of any additional premium to be determined on the same basis (revenue or payroll) used to determine the liability for and amount of any such additional premium.

          4.3 WORKERS COMPENSATION AND EMPLOYERS LIABILITY. Workers Compensation and Employers Liability Insurance premiums are based upon payroll costs. SCC will pay all premiums related to its payroll costs. Workers Compensation and Employers Liability Insurance premiums are also subject to retrospective adjustment based on losses in the policy year. SCC also agrees to pay a pro-rata share of any additional retrospective premium assessed for a policy year during which SCC had Workers Compensation payroll. Conversely, SCC will receive, pro-rata, the benefit of any return retrospective premium for such a year. SCC's share of retrospective premium adjustment will be the percentage SCC's Workers Compensation premiums for the subject year bear to total premiums paid by both companies that year.

          4.4 COMPREHENSIVE AUTOMOBILE LIABILITY AND PHYSICAL DAMAGE. Premiums for this insurance are determined on a per unit basis, subject to retrospective adjustment based on losses incurred in the policy year. SCC will pay the per unit premium for each of its vehicles insured under the policy. SCC also agrees to pay a pro-rata share of any additional retrospective premium assessed for a policy year during which SCC had vehicles covered by the policy. Conversely, SCC will receive, pro-rata, the benefit of any return retrospective premium for such a year. SCC's pro-rata share of a retrospective premium adjustment will be based on the percentage SCC's total basic premium bears to both companies combined total basic premium for that year.

          4.5 PROPERTY INSURANCE. The cost of property insurance for the common facilities will be considered a part of physical plant costs and allocated per Section 1.1 above. The cost of any other property insurance will be paid by the company which owns the property.

          4.6 INLAND MARINE COVERAGES. The premiums for these coverages are based on the insured value of equipment, equipment rental paid and installation sales. SCC agrees to pay the portion of the premiums attributable to its equipment, owned and rented, and to its installation sales.

          4.7 LIFE, HEALTH AND DISABILITY INSURANCE PLANS. SCC will reimburse Sevenson for the cost of maintaining these coverages for SCC's employees. Reimbursement will be based on Sevenson's annual per covered employee cost of these coverages regardless of employee marital status, age, health history, or coverage option.

     5.0 RETIREMENT SAVINGS, PENSION, PROFIT-SHARING AND OTHER BENEFIT PLANS. Both Sevenson and SCC maintain certain benefit plans of which the other is a participating employer. Each party, agrees to pay the cost of such plans attributable to its participation.

     6.0 OTHER GENERAL AND ADMINISTRATIVE SERVICES AND SUPPLIES. The parties share other common general and administrative services including secretarial, photocopying and telecopying, and also share common office supplies, the expense of which is not provided for elsewhere in this agreement. SCC agrees to pay a pro-rata share of the Actual Cost of these services and supplies. SCC's pro-rata share will be based on the percentage SCC's revenues bear to the total revenues for both companies.

     7.0 OTHER FACILITIES AND SERVICES. If at the other party's request, either party provides the other with facilities or services not addressed in the foregoing sections, payment shall be made therefor at the Actual Cost of such facilities or services. "Actual Cost" as used herein and elsewhere in this agreement means (a) for equipment or other property, the fair rental value thereof based on in-house rental rate schedules or, if available, generally accepted, currently published monthly rates therefor, (b) for labor, wages paid to employees directly rendering the services plus the cost of fringe benefits and related insurance and taxes, and (c) for outside facilities and services, the direct cost thereof; "Actual Cost" shall not include any charge or mark-up for indirect general and administrative expense.

     8.0 ADJUSTMENT OF ALLOCATION METHODS. The Audit Committee of the Board of Directors of Sevenson shall review the allocation of costs and expenses between Sevenson and SCC semi-annually. If the Audit Committee believes that the methods for allocating costs and expenses under this Agreement do not fairly allocate such costs and expenses between Sevenson and SCC, it may revise the methods of allocation.

     9.0 TERM. The term of this Agreement shall be five (5) years from the date hereof, provided, however, that Sevenson may terminate this Agreement at any time upon three (3) months prior notice to SCC.

     10.0 PARTIES AND BINDING EFFECT.  As used herein, the
"parties" and "companies" mean Sevenson Environmental Services,
Inc., a Delaware corporation, and SCC Contracting, Inc., a New

York corporation, and their respective subsidiaries and affiliates; "party" and "company" mean either of the parties and its respective subsidiaries and affiliates. This Agreement shall be binding upon, and inure to the benefit of, the parties, their respective successors and assigns.

     11.0 ENTIRE AGREEMENT. This is the entire Agreement of the parties pertaining to the subject matter.

     12.0 MODIFICATIONS. This Agreement may not be modified orally, by course of dealing or by any method other than by written agreement signed by a duly authorized officer of both parties or may any term of this Agreement be waived except by such Agreement.

     IN WITNESS WHEREOF, the parties have executed this Agreement as of the day and year first above written.


                         SEVENSON ENVIRONMENTAL SERVICES, INC.


                         By  /s/ Michael A. Elia
                           ______________________________
                              Michael A. Elia, President


                         SCC CONTRACTING, INC.


                         By  /s/ Laurence A. Elia
                           ______________________________
                              Laurence A. Elia, President

                           EXHIBIT 10.7

                            AGREEMENT

     THIS AGREEMENT made as of the 1st day of January, 1997, by and between SEVENSON ENVIRONMENTAL SERVICES, INC. (hereafter
"Sevenson") and SEVENSON HOTEL ASSOCIATES, INC. (hereafter
"Hotel");

     WHEREAS, Sevenson and SCC Contracting, Inc. have entered into an Agreement of same date with respect to certain ongoing services provided by Sevenson to SCC Contracting, Inc. ("SCC
Services Agreement"); and

     WHEREAS, Sevenson is currently providing and is willing to continue to provide bookkeeping and accounting services for Hotel and is also willing to permit Hotel to continue to be a participating employer in certain benefit plans maintained by Sevenson.

     IT IS AGREED:

     1. The cost of the bookkeeping and accounting services provided by Sevenson to Hotel and the cost of Hotel's participation in Sevenson's benefit plans shall be allocated to and paid by Hotel pursuant to the methodology set forth in the SCC Services Agreement in Sections 1.3, 2.0 and 5.0 thereof. Such cost may be set off in part or whole by the value of hotel services provided by Hotel to Sevenson. Hotel services shall be valued at the most favorable rates (lowest) charged by Hotel to other corporate customers for the same or similar services.

     2. This Agreement shall be for a term of five (5) years from the date hereof, provided, however, that Sevenson may terminate this Agreement upon three (3) months prior notice to Hotel.

     3.   The Adjustment of Allocation Methods set forth in
Section 8.0 of the SCC Services Agreement shall be applicable to this Agreement.

     IN WITNESS WHEREOF, the parties hereto have executed this Agreement as of the day and year first above written.

                         SEVENSON ENVIRONMENTAL SERVICES, INC.

                         By  /s/ Michael A. Elia
                           _____________________________
                              Michael A. Elia, President

                         SEVENSON HOTEL ASSOCIATES, INC.

                         By  /s/ William J. McDermott
                           _____________________________
                              William J. McDermott, President

                            EXHIBIT 13


                1999 Annual Report to Stockholders


Contents
________

Annual Message to Stockholders
Financial Review
Consolidated Statements of Earnings
Consolidated Balance Sheets
Consolidated Statements of Cash Flows
Consolidated Statements of Stockholders'Equity
Notes to Consolidated Financial Statements
Independent Auditors'Report
Management
Corporate Information


Notice of Annual Meeting
________________________

The Annual Meeting of the Stockholders of Sevenson Environmental
Services, Inc., will be held on Tuesday, May 23, 2000 at
10:00 a.m. EDT at the Comfort Inn, One Prospect Point, Niagara
Falls, New York 14303.


Corporate Profile
_________________

Sevenson provides a comprehensive range of services for the remediation of sites and facilities contaminated by hazardous materials. Founded as a general construction business in 1917, Sevenson entered the remediation business in 1979 when it became the principal contractor for the remediation of the Love Canal site, Niagara Falls, New York. Sevenson has performed over 800 projects with a combined value of almost $1 billion, including projects at 79 Superfund sites.

    Headquartered in Niagara Falls, New York, the Company and its subsidiaries also maintain offices in Pittsburgh, Philadelphia, Buffalo, Chicago and Los Angeles. Present full-time employees number 233.

    Sevenson's common stock trades on the National Market tier of The Nasdaq Stock Market [registration mark] under the symbol
SEVN.

Forward-Looking Statements
__________________________

Certain statements and information included herein constitute "forward-looking statements" within the meaning of the Federal Private Securities Litigation Reform Act of 1995. These forward-looking statements can generally be identified as such because the context of the statement will include words such as the Company "believes", "expects", "anticipates", "hopes", or words of similar import. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance, or achievements of the Company to be materially different from any future results, performance, or achievements expressed or implied in such forward-looking statements. You are urged to review the Company's Annual Report on Form 10-K for the year ended
December 31, 1999, as well as all reports filed by the Company subsequent to the Form 10-K with the Securities and Exchange Commission under the Securities Exchange Act of 1934.

SEVENSON ENVIRONMENTAL SERVICES, INC. AND SUBSIDIARIES

FINANCIAL HIGHLIGHTS

For the years ended December 31
(In thousands except per share data)     1999         1998         1997
___________________________________________________________________________
INCOME STATEMENT

Revenue                                 $127,173   $  84,700   $  81,939

Net Earnings                            $  9,737   $   6,545   $   4,719

Earnings Per Share                      $   1.02   $    0.66   $    0.47

Dividends Paid Per Share:

     Common                             $   0.14   $    0.14   $    0.14
     Class B Common                     $   0.13   $    0.13   $    0.13

Weighted Average Common
  Shares Outstanding                       9,539       9,946      10,104
___________________________________________________________________________

BALANCE SHEET - December 31
___________________________________________________________________________

Cash, Cash Equivalents and
  Marketable Securities                 $ 51,925   $  59,924   $  51,612

Working Capital                         $ 64,716   $  62,106   $  62,643

Total Assets                            $127,327   $ 103,464   $  99,272

Long-Term Debt                          $  2,592   $   2,245   $   2,000

Stockholders' Equity                    $ 93,278   $  85,115   $  84,373

Common Shares Outstanding                  9,536       9,546      10,129
___________________________________________________________________________

Common Share Book Value                 $   9.78   $    8.92   $    8.33
___________________________________________________________________________

ANNUAL MESSAGE TO STOCKHOLDERS

              [PHOTO]
       Michael A. Elia, President

To Our Stockholders:

I am pleased to report that our Company set new records for revenues, earnings and backlog in 1999. Our previous record for revenues, $102.5 million in 1995, was exceeded by 24% as our revenues reached $127.2 million. Earnings per share were $1.02 compared to the previous record of $1.00, also in 1995. Backlog at the end of the year was a record $112.5 million, 23% higher than the previous record of $91.1 at the end of 1998.

     The Company has made good progress over the last two years as we have enjoyed generally favorable conditions and trends in our business and industry. I will describe what those conditions and trends have been and how I expect they will affect our business going forward.

Federal government cleanup spending.
___________________________________

Much has been said and written over the past five years about pressure on the Superfund budget. Despite this, the Company's public sector revenues have grown both in dollars and percentage-wise over that period. As I have said in previous years' letters, while government budgets for environmental programs may be under pressure, an increased percentage of those budgets is being dedicated to cleanup work versus investigations, studies, overhead and other non-cleanup activities. For fiscal 2000, Superfund's budget was reduced and for fiscal 2001 it may be reduced further. However, reductions have been targeted for non-cleanup activities. Cleanup funding remains a priority for the public and policy-makers. It remains to be seen what the long term effect of budget reductions will be but for the foreseeable future we expect cleanup spending to be maintained.

                "Cleanup funding remains a priority
                for the public and policymakers."

Private sector cleanup spending.
_______________________________

Throughout the '90s a majority of our revenues came from private sector customers. In 1999 our revenues from the private sector increased 45% over 1998 and were at their highest since 1995. Private spending is driven by government enforcement of environmental laws and secondarily by the economy. With both strong public support for enforcement and a healthy economy, these factors continue to produce a steady flow of private sector cleanup work.

                "With both strong public support
                for enforcement of environmental
                laws and a healthy economy, these
                factors continue to produce a
                steady flow of private sector
                cleanup work."

Industry consolidation.
______________________

Since the mid-'90s our industry has matured and consolidated. Many of our principal competitors of the early '90s have disappeared through mergers, acquisitions and departures. As a result, competition has generally eased and we see fewer incidents of overly aggressive bidding by our competitors. In 1999 our bidding success rate was excellent, nearly 30%, up from 10% or lower just a few years ago.

              "Many of our principal competitors...
              have disappeared through mergers,
              acquisitions and departures.  As a
              result, competition has generally eased..."

Dredging, dewatering and water treatment.
________________________________________

The Company has been performing large-scale cleanups of contaminated sediments in waterways and water bodies since the mid-'90s. Over that time the Company has built a reputation and capability for this work that is unmatched in our industry. In 1999 over a quarter of the Company's revenue was from dredging, dewatering and water treatment projects. Throughout the country, contaminated sediments in waterways and water bodies, as well as industrial lagoons and basins, will require cleanup in coming years. As in the past few years, we expect that these technically and operationally challenging projects will be an important part of our business for years to come.

             "...the Company has built a reputation
             and capability for this work that is
             unmatched in our industry."

Brownfields.
___________

Our efforts in Brownfields continues to disappoint. Although contaminated sites are numerous, attractive Brownfields opportunities are difficult to find. Since 1997, we have found no new sites to acquire. Our Brownfields activities have been confined to completing the cleanup of two sites which we purchased in 1996 and 1997. While we are satisfied with the progress we have made with these sites, we are disappointed in our inability to expand this business with other sites. In part the difficulty we have experienced is due to regulatory, legal and business issues which have inhibited Brownfields redevelopment generally across the country. These issues are being recognized and reforms are being advocated.

              "Our Brownfields activities have been
              confined to completing the cleanup of
              two sites which we purchased in 1996
              and 1997.  While we are satisfied with
              the progress we have made with these
              sites, we are disappointed in our
              inability to expand this business..."

     Our Company is well positioned for a successful 2000.
Please continue your support and interest as the year unfolds.


Cordially



Michael A. Elia
President

February 14, 2000

SEVENSON ENVIRONMENTAL SERVICES, INC. AND SUBSIDIARIES


FINANCIAL REVIEW


Five-Year Selected Financial Data
_________________________________
(In thousands, except per share amounts)


___________________________________________________________________________

                                                Years Ended December 31,
___________________________________________________________________________

                          1999       1998       1997      1996      1995
___________________________________________________________________________

INCOME STATEMENT DATA:
Revenue                $ 127,173  $  84,700  $  81,939  $ 85,749  $102,472
Earnings from
  Operations              13,120      6,862      3,670     6,946    13,851

Net Earnings               9,737      6,545      4,719     6,282    10,119
Basic and Diluted
  Earnings Per Share   $    1.02  $    0.66  $    0.47  $   0.62  $   1.00
___________________________________________________________________________

BALANCE SHEET DATA:
DECEMBER 31
Working Capital       $   64,716  $  62,106  $  62,643  $ 65,738  $ 64,777
Total Assets             127,327    103,464     99,272    97,085    93,281
Long-Term Debt
  (including current
  maturities)              2,592      2,245      2,000     2,000     2,000
Stockholders' Equity      93,278     85,115     84,373    80,135    75,715
___________________________________________________________________________

Applicable per share amounts have been restated for the Company's 1997 stock split.

Sevenson Environmental Services, Inc. and Subsidiaries
______________________________________________________

Management's Discussion and Analysis of Financial Condition and
Results of Operations
_________________________________________________________________
RESULTS OF OPERATIONS

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
_________________________________________________________________

                                     Years Ended December 31,
                                     ________________________
                                   1999        1998       1997
                                   ____        ____       ____

Revenue                           100.0%      100.0%     100.0%


Gross Margin                       18.8        19.6       16.8
Selling, General &
  Administrative Expenses           8.5        11.5       12.3
Earnings from Operations           10.3         8.1        4.5
Earnings Before Income Taxes       12.1        11.7        8.5
Net Earnings                        7.6         7.7        5.8
_________________________________________________________________

1999 VERSUS 1998 - Revenues for 1999 were a record $127.2 million compared to $84.7 million in 1998, a 50% increase. The previous annual revenues record was $102.5 million in 1995. 1999 s record revenues were a direct result of record backlog at the beginning of the year, $91.1 million (compared to $60.6 million at the beginning of 1998 and the previous record of $65.0 million at the beginning of 1997), and the receipt during the first quarter of a record (for the first quarter) $51.9 million in additional backlog. At the end of the first quarter the Company had a record backlog of $124.9 million compared to $62.0 million a year earlier and the previous record for that date of $77.0 million in 1994. One contract, a $23 million contract from the State of New York for work at the Cumberland Bay site near Plattsburgh, New York, accounted for a significant portion of the new backlog.

     The Company's success acquiring backlog continued throughout the year. The Company ended the year with record backlog of $112.5 million compared to the previous record of $91.1 million a year earlier. The chief factors which contributed to this success were the increased number and size of contract opportunities available and the Company's higher win rate due in part to less aggressive bidding by competitors.

     Earnings from operations increased 91% to $13.1 million from $6.9 million in 1998. The increase was due to higher revenues, offset in part by higher selling, general and administrative (SG&A) expense and lower gross margin (18.8% versus 19.6%).

     Gross margin reflects the profit margins of projects active during the year. The profit margin for a particular project is the product of a number of factors including the nature of the project, competition and the impact of operational conditions on project execution. 1999's gross margin was increased by the reversal of a $1 million patent infringement verdict entered against the Company in 1997. Without that increase, gross margin would have been 18.0%. Over the five years 1995 through 1999, the Company's gross margin ranged from a high of 21.9% (1995) to a low of 16.8% (1997). The Company expects that gross margin will continue to fall within or near this range in the foreseeable future.

     SG&A expense was $10,802,000, up 11% from $9,729,000 in
1998. Most of the increase was attributable to business development efforts including casino gaming initiatives, a new branch location for the Company's industrial services subsidiary, and general marketing. Expenses associated with the Company's installation of a new accounting software system also attributed to the increase in SG&A expense.

     Interest income was $2,468,000 as compared to $2,377,000 in 1998. The increase was due to higher interest rates generally and to a higher proportion of taxable interest-bearing investments which bear a higher rate of interest than tax exempt investments. Realized gain on marketable securities was $240,000, down from $852,000 in 1998. Rising interest rates reduced the value of some longer term interest bearing investments. The Company recognized a net loss of $1,483,000 on an investment in Powerize.com, Inc., an emerging internet-based information service provider. The Company realized net rental income of $1,187,000 from a Brownfields property which the Company owns and is remediating.

     The effective tax rate was 36.5% as compared to 33.8% in 1998. The higher rate was due to higher earnings from operations as a percentage of pre-tax earnings versus interest income. Interest income includes tax exempt and dividend income which have a lower effective tax rate.

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

     The inability to build backlog ended in the third quarter with receipt of two contracts from EPA Region II with a combined value of $26.9 million. Backlog at September 30 was a record $98.7 million (compared to the previous record for that date of $76.0 million a year earlier). At year's end, backlog stood at $91.1 million which is a record for that date (compared to $60.6 million a year earlier and $65.0 million two years earlier, the previous record).

     Earnings from operations increased 86% to $6.9 million from $3.7 million in 1997. The increase was attributable to higher gross margin (19.6% versus 16.8%) and, to a lesser extent, lower selling, general and administrative expense (SG&A).

     1998's gross margin of 19.6% was reduced by the impact of an $8 million project, which was performed under dispute and is the subject of a claim (no effect of which is included in the year's results). Without that project, gross margin would have been in excess of 22%.

     Gross margin for 1998 was higher due also to lower indirect costs. Indirect costs for equipment repair and maintenance, insurance and transportation were all lower. The decline in these costs was in part due to initiatives by management to control and reduce these costs.

     SG&A expense was down 4% to $9.7 million compared to $10.1 million in 1997. Marketing, main office, and legal and accounting expenses were lower, but the decreases in these categories were partially offset by higher branch office expense.
Again, this reduction was due in part to management initiatives to reduce expense.

     Interest income was $2.4 million, virtually unchanged from 1997. The Company realized gain on sale of marketable securities of $852,000, also virtually the same as 1997.

     The effective tax rate was 33.8% as compared to 32.5% in 1997. The higher rate was due to higher earnings from operations as a percentage of pre-tax earnings versus interest income. Interest income consists primarily for tax exempt and dividend income which have a lower effective tax rate.

FLUCTUATIONS IN QUARTERLY RESULTS -The commencement or completion of projects within a particular quarter, the seasonal nature of the Company's business, the spending decisions of customers, and the timing of regulatory decisions relating to projects, among other factors, may cause the Company's results to vary significantly from quarter to quarter and from year to year.
The Company believes that these variations will continue in the future. The following selected financial data have been derived from unaudited interim financial statements which, in the opinion of the Company, include all adjustments (consisting of normal recurring accruals) necessary to fairly present the information for such periods. Quarterly results of operations are not necessarily indicative of results to be achieved for full fiscal years.

_________________________________________________________________
1999
                                                       Net
Quarter                            Revenue           Earnings
_________________________________________________________________
                                         (In thousands)

1st                                 $18,108           $  796
2nd                                  27,698            2,620
3rd                                  42,743            3,193
4th                                  38,624            3,128
_________________________________________________________________

1998
                                                       Net
Quarter                            Revenue           Earnings
_________________________________________________________________
                                         (In thousands)

1st                                 $13,269            $ (239)
2nd                                  28,910             2,135
3rd                                  20,260             2,112
4th                                  22,261             2,537

_________________________________________________________________

LIQUIDITY AND CAPITAL RESOURCES - Net cash provided by operating activities was $1.9 million compared to $15.8 million in 1998. Higher net earnings and depreciation were offset by higher accounts receivable at year end ($39.9 million versus $13.4 million a year earlier). Cash receipts from customers were $109.6 million, or 86% of revenues, compared to 1998 when cash receipts from customers were $92.7 million, or 109% of revenues. Higher accounts receivable at year end (and thus lower cash receipts as a percentage of revenues) were due to timing differences in the earning of revenues and thus the receipt of payments from customers. Higher revenues in the fourth quarter compared to the fourth quarter of 1998 ($38.6 million versus $22.3 million), were largely responsible for higher accounts receivable at year end.

     Net cash used in investing activities was $1.5 million compared to $4.3 million in 1998. Net investments sold were $8.1 million whereas in 1998 the Company purchased net investments of $1.2 million. Investments were sold principally to raise cash for capital expenditures which amounted to $7.2 million compared to $1.3 million in 1998. Capital expenditures are generally for field equipment, either typical construction equipment, such as trucks, backhoes and bulldozers, or specialized processing and treatment equipment and facilities. The Company's decision to invest in such equipment depends upon the needs of current projects, the availability of needed equipment (either from the Company's fleet or by rental), and the anticipated future use of the equipment if purchased.

     The Company paid a regular quarterly dividend of 3.5 cents per share of Common Stock and 3.18 cents per share of Class B
Common Stock.  Total dividends paid were $1.2 million.

     In 1995 the Board of Directors authorized the Company to pursue the business strategy of acquiring, cleaning up and disposing of "Brownfield" sites, real property that is unmarketable or of substantially reduced value due to the presence of contamination. In 1996 the Company acquired interests in, and commenced the cleanup process at, two Brownfield sites. In 1997 the cleanup and sale of one of these sites were completed and the Company acquired interests in one additional site. Since 1997 no new sites have been purchased.
In 1998, the Company purchased the interest of another party in one of the sites. During 1999, the Company sold a parcel of non-Brownfield property which had been acquired as part of the acquisition of an adjacent Brownfield site; the Company retains the Brownfield site itself. At the end of 1999, the Company's investment in Brownfield sites was $8.8 million. The Company will invest further funds in the cleanup of one of the remaining sites (cleanup at the other sites is substantially complete) and intends to make further investments in the Brownfield redevelopment business. The Company's ultimate total investment in this business will depend upon the Company's success in finding and acquiring suitable Brownfield sites.

     During 1999 the company invested $5.2 million in Powerize, com, Inc., a closely-held, emerging internet information services provider. The Company expects to make further investments in or advances to Powerize in 2000.

     On December 31, 1999, the Company had working capital of $64.7 million versus $62.1 million a year earlier. Working capital included $51.9 million in cash, cash equivalents and marketable securities. The Company expects that existing funds and cash generated by operations will be sufficient to meet all working capital and capital investment needs for the foreseeable future.

SEVENSON ENVIRONMENTAL SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS
___________________________________________________________________________
(In thousands, except share data)            Years ended December 31,
___________________________________________________________________________
                                        1999          1998         1997
___________________________________________________________________________
REVENUE  (Note 10)                   $   127,173   $   84,700    $  81,939
                                     ___________   __________    _________
COSTS AND EXPENSES:
  Direct and indirect costs              103,251       68,109       68,214
  Selling, general and
    administrative (Note 1)               10,802        9,729       10,055
                                     ___________   __________    _________
                                         114,053       77,838       78,269
                                     ___________   __________    _________
EARNINGS FROM OPERATIONS                  13,120        6,862        3,670
                                     ___________   __________    _________
OTHER:
  Interest income                          2,468        2,377        2,385
  Interest expense                          (185)        (210)
(226)
  Realized gain on sale of
    marketable securities                    240          852          863
  Realized gain on sale of
    real estate                                0            0          299
  Equity in net loss of subsidiary        (1,483)           0            0
  Other income                             1,187            0            0
                                     ___________   __________    _________
                                           2,227        3,019        3,321
                                     ___________   __________    _________
EARNINGS BEFORE INCOME TAXES              15,347        9,881        6,991

INCOME TAXES (Notes 1 and 7)               5,610        3,336        2,272
                                     ___________   __________   __________
NET EARNINGS                         $     9,737   $    6,545    $   4,719
                                     ===========   ==========   ==========
BASIC AND DILUTED EARNINGS
  PER SHARE (Note 1)                 $      1.02   $     0.66    $    0.47
                                     ===========   ==========   ==========
WEIGHTED AVERAGE NUMBER
  OF SHARES OUTSTANDING                9,538,752    9,945,805   10,104,252
                                     ===========   ==========   ==========
CASH DIVIDENDS PER SHARE:
  Common Stock                       $      0.14   $     0.14    $    0.14
                                     ===========   ==========   ==========
  Class B Common Stock               $      0.13   $     0.13    $    0.13
                                     ===========   ==========   ==========

See notes to consolidated financial statements.

SEVENSON ENVIRONMENTAL SERVICES, INC. AND SUBSIDIARIES

___________________________________________________________________________

(In thousands, except share data)                       December 31,
___________________________________________________________________________
                                                     1999           1998
___________________________________________________________________________

ASSETS

CURRENT ASSETS:
  Cash and cash equivalents (Note 1)             $   11,053     $   10,851
  Marketable securities (Note 2)                     40,872         49,073
  Accounts receivable, net (Note 3)                  39,882         13,439
  Costs and estimated earnings on contracts in
     progress in excess of related billings
     (Notes 1 and 4)                                  1,045          2,514
  Prepaid expenses and other current assets             878            621
                                                 __________     __________
      TOTAL CURRENT ASSETS                           93,730         76,498
                                                 __________     __________

PROPERTY AND EQUIPMENT (Note 1):
  Land                                                  323            307
  Buildings and improvements                          3,549          3,529
  Construction and field equipment                   24,556         18,700
  Vehicles                                            5,868          5,786
  Office furniture and equipment                      2,084          1,723
                                                 __________     __________
                                                     36,380         30,045

  Less accumulated depreciation                      19,120         16,996
                                                 __________     __________
     TOTAL PROPERTY AND EQUIPMENT, NET               17,260         13,049
                                                 __________     __________


INVESTMENT IN BROWNFIELD REAL ESTATE (NOTE 1)         8,866         10,192
                                                 __________     __________



OTHER ASSETS (NOTE 1)                                 7,471          3,725
                                                 __________     __________



TOTAL ASSETS                                     $  127,327     $  103,464
                                                 ==========     ==========


See notes to consolidated financial statements.

SEVENSON ENVIRONMENTAL SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
___________________________________________________________________________
                                                        December 31,
___________________________________________________________________________
                                                     1999           1998
___________________________________________________________________________
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable:
    Current                                       $  11,888      $   5,514
    Retentions                                          676            396
  Notes payable - current (Note 5)                    1,393            662
  Compensation, income taxes and other
    current liabilities (Note 7)                      1,867          2,134
  Deferred income taxes (Notes 1 and 7)                 141            102
  Amounts billed in excess of costs and
    estimated earnings on contracts in progress
    (Notes 1 and 4)                                  13,049          5,584
                                                   ________       ________
    TOTAL CURRENT LIABILITIES                        29,014         14,392
                                                   ________       ________
DEFERRED INCOME TAXES (Notes 1 and 7)                 2,443          1,712
                                                   ________       ________
NOTES PAYABLE (Note 5)                                2,592          2,245

COMMITMENTS AND CONTINGENCIES (Note 11)

STOCKHOLDERS' EQUITY (Notes 1, 6 and 9):
  Common Stock, $.01 and $.01 par value:
    Authorized 12,000,000 shares,
      Issued 3,253,470 and 3,212,830 shares              33             33
  Class B Common Stock, $.01 and $.01 par value:
    Authorized 8,000,000 shares,
      Issued 7,394,210 and 7,434,850 shares              74             74
  Preferred Stock, $.01 par value:
    Authorized 1,000,000 shares,
    Outstanding - none                                    0              0
  Additional paid-in capital                         25,420         25,420
  Retained earnings                                  75,499         67,001
                                                   ________       ________
                                                    101,026         92,528
  Treasury stock (1,111,451 and 1,102,051 shares
    common stock, at cost)                           (8,563)        (8,487)
                                                   ________       ________
                                                     92,463         84,041
  Accumulated other comprehensive income:
    Unrealized gain on marketable securities,
      net of tax (Note 2)                               815          1,074
                                                   ________       ________
      TOTAL STOCKHOLDERS' EQUITY                     93,278         85,115
                                                   ________       ________
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY         $127,327       $103,464

SEVENSON ENVIRONMENTAL SERVICES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
___________________________________________________________________________

(In thousands)                              Years ended December 31,
___________________________________________________________________________
                                         1999          1998         1997
___________________________________________________________________________
CASH FLOWS FROM OPERATING ACTIVITIES:
  Cash receipts from customers         $ 109,648   $  92,699    $  89,368
  Cash payments to subcontractors,
    suppliers and employees             (105,483)    (76,074)     (77,976)
  Interest received                        2,468       2,377        2,385
  Interest paid                             (185)       (210)        (226)
  Taxes paid                              (4,595)     (3,412)      (2,725)
  Tax refunds received                        66         421            8
                                        ________    ________     ________
  Net cash provided by
    operating activities                   1,919      15,801       10,834
                                        ________    ________     ________
CASH FLOWS FROM INVESTING ACTIVITIES:
  Investments purchased                  (26,893)    (23,258)     (25,627)
  Investments sold                        40,314      22,054       28,114
  Investment in subsidiary                (5,297)          0            0
  Capital expenditures                    (7,245)     (1,276)      (2,577)
  Acquisition and remediation costs       (2,079)     (2,349)      (7,544)
  Change in notes receivable                   0         459            1
  Proceeds from sale of fixed assets          16           7           13
  Net rental income from Brownfields
    property                               1,187           0            0
  Equity in loss of subsidiary            (1,483)          0            0
  Proceeds from the sale of real estate        0          69        1,069
                                        ________    ________     ________
  Net cash used in investing activities   (1,480)     (4,294)      (6,551)
                                        ________    ________     ________
CASH FLOWS FROM FINANCING ACTIVITIES:
  Debt proceeds                            1,661       1,073           41
  Principal payments of debt                (583)       (166)        (360)
  Proceeds from exercise of stock options      0           0          388
  Acquisition of treasury stock              (76)     (4,764)           0
  Dividends paid                          (1,239)     (1,321)      (1,302)
                                        ________    ________     ________
  Net cash used in financing activities     (237)     (5,178)      (1,233)

NET CHANGE IN CASH AND CASH EQUIVALENTS      202       6,329        3,050

CASH AND CASH EQUIVALENTS,
  BEGINNING OF YEAR                       10,851       4,522        1,472
                                        ________    ________     ________

CASH AND CASH EQUIVALENTS, END OF YEAR $  11,053    $ 10,851     $  4,522
                                       =========    ========     ========
See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS
___________________________________________________________________________

(In thousands)                              Years ended December 31,
___________________________________________________________________________
                                         1999          1998         1997
___________________________________________________________________________

RECONCILIATION OF NET EARNINGS TO NET CASH
  PROVIDED BY OPERATING ACTIVITIES:
    Net earnings                       $   9,737    $  6,545     $  4,719
    Adjustments to reconcile net
      earnings to net cash
      provided by operating activities:
      Depreciation and amortization        3,041       2,548        2,406
      Increase in cash surrender
        value of life insurance             (353)       (331)        (326)
      Provision for deferred income taxes    831        (395)         412
      Gain (loss) on sale of real estate       0          40         (299)
      Gain on sale of marketable securities (240)       (852)        (863)
      (Gain) loss on sale of fixed assets    (16)         15           17
      Change in assets and liabilities
        affecting cash flow:
        Accounts receivable              (26,443)      3,093        8,103
       Costs and estimated earnings on
         contracts in progress in
         excess of related billings        1,469       2,333       (1,551)
       Prepaid expenses and other
         current assets                     (264)         67           17
       Other assets                          306         (17)          (4)
       Accounts payable                    6,647        (125)      (2,241)
       Compensation, income taxes and
         other current liabilities          (261)        361         (416)
       Amounts billed in excess of costs
         and estimated earnings on
         contracts in progress             7,465       2,519          860
                                       _________    ________     ________

NET CASH PROVIDED BY OPERATING
  ACTIVITIES                           $   1,919    $ 15,801     $ 10,834
                                       =========    ========     ========


See notes to consolidated financial statements.

SEVENSON ENVIRONMENTAL SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Note 6)

Years ended December 31, 1999, 1998 and 1997 (In thousands, except share data)
_________________________________________________________________________________________________________________________________
                                                                                                               Other
                                                                                                        Comprehensive Income

                                                                                                    Unrealized
                                                      Class B     Additional                         Gain (Loss) on
                                             Common   Common       Paid-In     Retained   Treasury    Marketable      Cumulative
                                      Total  Stock    Stock        Capital     Earnings    Stock      Securities      Translation
_________________________________________________________________________________________________________________________________

Balance, January 1, 1997              $ 80,135 $ 193    $ 470       $ 24,478     $  58,455  $(3,723)     $   357         $ (95)

Conversion of 38,320 shares
  Class B common stock to common stock       0     2       (2)             0             0        0            0             0
Eight-for-five stock split at par value      0   118      280           (398)            0        0            0             0
Issuance of 39,200 shares upon the
  exercise of stock options                327     3        0            324             0        0            0             0
Tax benefits arising from the
  exercise of stock options                 59     0        0             59             0        0            0             0
Cash dividends paid                     (1,302)    0        0              0        (1,302)       0            0             0
Comprehensive income:
  Change in unrealized gain
    on marketable securities,
      net of tax $214                      435     0        0              0             0        0          435             0
  Net earnings                           4,719     0        0              0         4,719        0            0             0
                                      ________ _____    _____       ________      ________  _______      _______         _____
      Total comprehensive income         5,154     0        0              0         4,719        0          435             0
                                      ________ _____    _____       ________      ________  _______      _______         _____
Balance, December 31, 1997            $ 84,373 $ 316    $ 748       $ 24,463      $ 61,872  $(3,723)     $   792         $ (95)
__________________________________________________________________________________________________________________________________

Purchase of 583,811 treasury
  shares of common stock                (4,764)    0        0              0             0   (4,764)           0             0
Conversion of 51,590 shares
  Class B common stock to
    common stock                             0     1       (1)             0             0        0            0             0
Conversion to $.01 paid                 (1,321)    0        0              0        (1,321)       0            0             0
Liquidation of par value                     0  (284)    (673)           957             0        0            0             0
Cash dividends Canadian subsidiary           0     0        0              0           (95)       0            0            95
Comprehensive income:
  Change in unrealized gain on
    marketable securities,
      net tax of $138                      282     0        0              0             0        0          282             0
  Net earnings                           6,545     0        0              0         6,545        0            0             0
                                      ________ _____    _____       ________      ________  _______      _______         _____
      Total comprehensive income         6,827     0        0              0         6,545        0          282             0
                                      ________ _____    _____       ________      ________  _______      _______         _____
Balance, December 31, 1998            $ 85,115 $  33    $  74       $ 25,420      $ 67,001  $(8,487)     $ 1,074         $   0
__________________________________________________________________________________________________________________________________

Purchase of 9,400 treasury
  shares from common stock                 (76)    0        0              0             0      (76)           0             0
Conversion of 40,640 shares
  Class B common stock to common stock       0     0        0              0             0        0            0             0
Cash dividends paid                     (1,239)    0        0              0        (1,239)       0            0             0
Comprehensive income:
  Change in unrealized gain on
    marketable securities,
      net of tax $(149)                   (259)    0        0              0             0        0         (259)            0
  Net earnings                           9,737     0        0              0         9,737        0            0             0
                                      ________ _____    _____       ________      ________  _______      _______         _____
      Total comprehensive income         9,478     0        0              0         9,737        0         (259)            0
                                      ________ _____    _____       ________      ________  _______      _______         _____
Balance, December 31, 1999            $ 93,278 $  33    $  74       $ 25,420      $ 75,499  $(8,563)     $   815         $   0
                                      ======== =====    =====       ========      ========  =======      =======         =====

See notes to consolidated financial statements.

SEVENSON ENVIRONMENTAL SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
(In thousands, except share data)


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

BASIS OF PRESENTATION - All wholly-owned and majority-owned subsidiary companies are included in the consolidated financial statements of the Company. The equity method of accounting is used for companies and other investments in which the Company has significant influence, generally this represents common stock ownership of at least 20% and not more than 50%. All significant intercompany accounts and transactions have been eliminated.

RELATED PARTY TRANSACTIONS - SCC Contracting, Inc. ("SCC"), a construction company owned by the five principal shareholders of the Company, has been, and is expected to continue to be, operated out of office facilities owned by the Company and has used, and is expected to continue to use, to varying degrees, the Company's office personnel, yard and shop facilities, computer resources, equipment and services of the same management and other personnel. The Company rents equipment owned by SCC for which the Company pays the fair market rental rate.

     A formal agreement between the Company and SCC was adopted to provide guidelines for the performance and pricing of intercompany services and use of facilities. This services agreement specifies various formulae to determine charges to be made for the provision of services and facilities and equipment usage. The formulae are intended to fairly allocate expenses between the businesses. During the years ended December 31, 1999, 1998, and 1997, expenses allocated to SCC amounted to $140, $136 and $196, of which $49, $17 and $19 remained outstanding as of December 31, 1999, 1998 and 1997, respectively. During the years ended December 31, 1999, 1998 and 1997, SCC allocated expenses of $338, $168, and $54, respectively, to the Company related to the use of equipment, of which $338, $168, and $54 remained outstanding as of December 31, 1999, 1998 and 1997, respectively.

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

INVESTMENT IN BROWNFIELD REAL ESTATE - Investment in Brownfield real estate represents investments in wholly-owned subsidiaries which own various tracts of contaminated land ("Brownfields") which were acquired during 1997 and 1996. The Company has agreed to perform site remediation services at the sites. The value of the asset includes the purchase price in addition to costs incurred in the site assessment, remedial design and site remediation. The Company expects the land to be sold upon remediation. The Company will recognize any gain or loss on the real estate transaction at time of sale. The Company has a tenant on one of its Brownfield properties and records related rental income as other income within its Statement of Earnings.

OTHER ASSETS - Other assets represent the cash surrender value of officers' life insurance policies, investment in subsidiary and various other intangible assets. Intangible assets are amortized on a straight-line basis over the estimated useful lives of the assets, not to exceed 40 years.

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

     On all projects, the amount of earnings recognized at the financial statement date is that portion of the total estimated contract earnings that the cost expended bears to the anticipated final cost, based on current estimates of cost to complete the project.

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

EARNINGS PER SHARE - Basic earnings per share (EPS) excludes dilution and is computed by dividing net income by the weighted average number of shares outstanding for the period. Diluted EPS would reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The calculation of diluted EPS does not consider the effects of antidilution. The diluted earnings per share calculation after rounding was not different than basic earnings per share calculation.

ACCOUNTING STANDARDS PRONOUNCEMENTS - During 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS")
No. 130, "Reporting Comprehensive Income". SFAS No. 130 addresses the reporting and display of comprehensive income and its components. SFAS No. 130 divides comprehensive income into two categories which are "net income" and "other comprehensive income". The category known as "other comprehensive income" refers to all changes in stockholders' equity during a period except changes resulting from net income or loss, investments by stockholders and distributions to stockholders. Items considered comprehensive income include unrealized gains and losses on certain investments in debt and equity securities. The adoption of SFAS 130 resulted in additional disclosures, including a revision of previously disclosed information, but had no effect on the financial condition or results of operations of the Company. The Company has elected to display comprehensive income in the statements of stockholders equity, net of reclassification adjustments. Reclassification adjustments are made to avoid double counting in comprehensive income items that are displayed as part of net income for a period that also had been displayed as part of other comprehensive income in that period or earlier periods. The reclasssification adjustment before tax for the years ended December 31, 1999, 1998, and 1997 amounted to $(240), $(852), and $(863), respectively. The reclassification adjustment, net of tax for the years ended December 31, 1999, 1998 and 1997 amounted to $(152), $(571), and $(578), respectively.

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

EQUITY IN NET LOSS OF SUBSIDIARY - During 1999, the Company invested $5,297 in an internet-based information service provider.

     Financial information for the internet-based information service provider includes assets of $2,617 and liabilities of $2,700 at December 31, 1999 and net loss of $10,806 for the year ended December 31, 1999. The Company's equity in net loss of subsidiary for 1999 totaled $1,483.

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

RECLASSIFICATIONS - Certain reclassifications of 1998 and 1997 balances have been made to conform with classifications used in 1999.

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

A summary of marketable securities at December 31, 1999 and 1998 follows:
                                            December 31,
                                         1999         1998
                                         _________________
Available for sale:
   Common stock                          $ 8,631   $ 6,056
   Preferred stock                            58        62
   Municipal bond inventory               27,289    11,484
   Mutual funds                            4,894    19,918
Trading securities - at market,
   which approximates cost                     0    11,553
                                         _______   _______
   Total                                 $40,872   $49,073
                                         =======   =======

Gross unrealized holding gains and losses at December 31, 1999 approximated $2,043 and $757 respectively, and $1,722 and $119, respectively, at December 31, 1998.


     Gross unrealized gains and losses by security are as follows:

                                      December 31,
                _________________________________________________
                          1999                    1998
                  Gross        Gross       Gross        Gross
                Unrealized   Unrealized   Unrealized   Unrealized
                  Gains       Losses       Gains        Losses
                _________________________________________________
Common Stock     $ 1,961      $   46      $ 1,145      $   119
Preferred stock       10           0           12            0
Municipal bond
   inventory           0         711           73            0
Mutual Funds          72           0          492            0
                 _______      ______      _______      _______
                 $ 2,043      $  757      $ 1,722      $   119


Contractual maturities for investments in debt securities available-for-sale at December 31, 1999 and 1998 are as follows:

                                            December 31,
                                          ________________
                                       1999            1998

Due in one year or less              $  4,188        $ 2,721
Due after one year through
   three years                          9,016          3,982
Due after three years                  14,085          4,781
                                     ________        _______
   Total                             $ 27,289        $11,484


Actual maturities may differ from contractual maturities because some issuers have the right to prepay obligations. Should a need arise for additional funds, it is the Company's opinion that all securities are readily marketable thus the total investments in debt securities available for sale are included as current assets.

Gross gains of $1,468 in 1999, $1,262 in 1998, and $888 in 1997 and gross losses of approximately $1,228 in 1999, $410 in 1998 and $25 in 1997 were realized on the sale of investments. The cost of securities sold is based on the specific identification method.

3. ACCOUNTS RECEIVABLE

                                         December 31,
                                       ________________
                                      1999           1998

Current estimates                    $34,943        $10,883
Retentions                             4,348          2,338
Due from related companies,
  officers and employees                 221            256
Other                                    410              2
                                      _______        _______
                                      39,922         13,479
Less allowance for doubtful accounts      40             40
                                     _______        _______
  Total                              $39,882        $13,439
                                     =======        =======

The Company anticipates that substantially all retentions will be collected within the next year.

4. CONTRACTS IN PROGRESS

                                          December 31,
                                       __________________
                                     1999              1998

Accumulated expenditures
  on contracts in progress         $112,256           $43,660
Estimated earnings thereon           25,582            10,951
                                   ________           _______
                                    137,838            54,611
Less applicable progress billings   149,842            57,681
                                   ________           _______
  Total                            $(12,004)          $(3,070)
                                   ========           =======

The contracts are shown in the accompanying consolidated balance sheets as follows:

                                          December 31,
                                       __________________
                                     1999              1998

Costs and estimated earnings
  on contracts in progress
  in excess of related billings     $  1,045          $  2,514
Billings on contracts in excess
  of costs and estimated
  earnings                           (13,049)           (5,584)
                                    ________          ________
  Total                             $(12,004)         $ (3,070)
                                    ========          ========

5. NOTES PAYABLE

Notes payable represents: a) $2,000 owing to the former stockholders of a construction company purchased by the Company in 1981. Interest on these notes accrues at the rate of 9% per annum. These notes must be repaid within six months after each former stockholder's death. It is anticipated that repayment will be funded by insurance on the life of each former stockholder; b) notes for $1,605 and $527 were outstanding as of December 31, 1999 and 1998, respectively, with various vendors for the purchase of construction equipment. These notes mature at various dates between July 1, 2000 and December 1, 2001 and do not bear interest; c) additional notes for $380 were outstanding as of December 31, 1999 and 1998. These notes mature on September 1, 2001 and do not bear interest.

6. CAPITAL STOCK

During 1998, the stockholders approved the Company's re-incorporation in New York State (see Note 1). In connection with such re-incorporation the par value of Common Stock and Class B
Common Stock was reduced from $.10 per share to $.01 per share.

     During 1997, the Company had an eight-for-five stock split. All per share and average outstanding common share data were effected retroactively for the split. As a result of this action approximately 1,150,000 shares of Common Stock and 2,830,000 shares of Class B Common Stock were issued to stockholders of record on October 27, 1997. $398 was transferred to common stock from additional paid-in capital.

     The authorized capital stock of the Company consists of 12,000,000 shares of Common Stock, $.01 par value, 8,000,000 shares of Class B Common Stock, $.01 par value, and 1,000,000 shares of Preferred Stock, $.01 par value. The Company has issued 3,253,470; 3,212,830; and 3,161,240 shares of Common Stock and 7,394,210; 7,434,850; and 7,486,440 shares of Class B Common
Stock as of December 31, 1999, 1998 and 1997, respectively. No shares of Preferred Stock have been issued. Holders of Common Stock are entitled to elect 25% of the Board of Directors so long as the number of outstanding shares of Common Stock is at least 10% of the total number of outstanding shares of both classes of Common Stock.

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

     Dividends paid in shares of Common Stock or Class B Common
Stock may be paid as follows:

               (i) shares of Common Stock may be paid to holders of shares of Common Stock or, if there is no Common Stock outstanding, to holders of Class B Common Stock, and
          shares of Class B Common Stock may be paid to holders
          of Class B Common Stock; and
               (ii  the same number of shares shall be paid in respect of
          each outstanding share of Common   Stock and Class B
          Common Stock.

     At the option of the holder of record, each share  of Class
B Common Stock is convertible at any time into one share of Common Stock. During 1999,1998 and 1997, 40,640, 51,590, and
38,320 shares, respectively, of Class B Common Stock were converted into shares of Common Stock.

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

     In August 1998, the Board of Directors increased to
1,200,000 the number of shares authorized for repurchase pursuant
to a plan originally approved   in 1990. Through December 31,
1999 the Company had repurchased a total of 1,111,451 shares for $8,563.

7. INCOME TAXES

The provision for income taxes is comprised of the following:

                              Year ended December 31,
                           _____________________________
                           1999         1998        1997

Currently payable:
    Federal               $4,059       $3,043      $1,413
    State                    720          688         447
                          ______       ______      ______
                           4,779        3,731       1,860
                          ______       ______      ______
Deferred:
    Federal                  672         (337)        346
    State                    159          (58)         66
                          ______       ______      ______
                             831         (395)        412
                          ______       ______      ______
Total                     $5,610       $3,336      $2,272
                          ======       ======      ======


A reconciliation of the federal statutory income tax rate to the effective income tax rate is as follows:

                                Year ended December 31,
                               _________________________
                            1999         1998          1997

Provision based on
  statutory rate           35.0%         34.0%         34.0%
State income taxes,
  net of federal tax
  benefit                   3.6           4.2           5.9
Tax-exempt interest
  and dividends            (1.5)         (4.6)         (7.8)
Other                      (0.6)          0.2           0.4
                           _____         _____         _____
  Total                    36.5%         33.8%         32.5%
                           =====         =====         =====

Deferred taxes relating to temporary differences in the recognition of revenues and expenses for tax and financial reporting purposes is as follows:

                                  Year ended December 31,
                                 _________________________

                               1999         1998        1997

Depreciation                  $ 142        $ (247)     $ 195
Prepaid expenses                 39           (21)        76
Contract reserves                37           136         24
Contingency reserve             354             0        138
Investment in joint
  ventures                      258          (282)         0
Other                             1            19        (21)
                              _____        ______      _____
Total                         $ 831        $ (395)     $ 412
                              =====        ======      =====

     At December 31, 1999 the components of net deferred tax assets/liabilities are as follows:

                                           December 31,
                                           ___________
                                         1999       1998

Total of all deferred tax assets       $   606    $   734
Total of all deferred tax liabilities  $ 3,190    $ 2,548


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

8. PENSION PLANS

The Company participates in industry-wide pension, welfare and health benefit funds for its union employees. These plans are defined contribution plans. Total pension cost in the industry-wide pension, welfare and health benefit funds for union employees for the years ended December 31, 1999, 1998 and 1997 amounted to approximately $2,039, $1,100 and $1,600. Other eligible employees participate in a Company-sponsored defined contribution money purchase pension plan covering salaried and office employees and certain hourly employees of the Company for which contributions are made at the rate of 7.0% of defined compensation up to $61 and then 10.5% thereafter. No contribution will be calculated on compensation in excess of $150. Total pension expense for employees in the defined contribution plans for the years ended December 31, 1999, 1998, and 1997 amounted to $543, $640 and $580, respectively.

     In addition, the Company has a defined contribution profit-sharing plan covering most regular non-union employees. The amount of contribution, if any, is at the discretion of the Board of Directors, and is not to exceed the maximum amount deductible for income tax purposes. Contributions of $300, $200 and $180 were made for the years ended December 31, 1999, 1998 and 1997, respectively.

     No significant changes occurred during the period that affected comparability for the aforementioned pension plans, such as a change in the rate of employer contributions, a business combination, or a divestiture. The Company does not maintain any other post-retirement benefit plans.

9. INCENTIVE STOCK PLAN

Effective March 1, 1999, the Company extended the life of Sevenson Environmental Services, Inc. 1989 Incentive Stock Plan to March 1, 2009. The Plan is administered by the Compensation Committee of the Board of Directors and no member of the Committee may participate in the Plan, except that non-employee Directors, who may be members of the Committee, will receive a non-discretionary option of 4,800 shares of common stock thirty business days after their election to the Board. The Plan authorizes the Committee to grant to key employees, as it sees fit, incentive stock options, nonqualified stock options, stock appreciation rights and restricted stock. Up to 600,000 shares of Common Stock are available for issuance under the Plan.

     Incentive stock options may be granted with durations of no more than ten years from the date of grant and the option price per share of incentive and nonqualified stock options and stock appreciation rights may not be less than the fair market value of the Common Stock at the time the option is granted. The total number of shares granted under these options at December 31, 1999 is 465,200, of which 236,940 shares are currently exercisable and 139,880 shares have been canceled. These options expire ten years from the date the options were granted and are subject to forfeiture if certain employment requirements are not met.

     The following summarizes stock option activity for the three years ended December 31, 1999:

                                               Price Ranges
                                  Shares        Per Share
                                _____________________________
Outstanding
  January 1, 1997                213,920       $6.88-$12.34
    Granted                       58,500         $14.00
    Exercised                    (39,200)      $6.88-$10.78
    Cancelled                     (7,900)      $6.88-$10.78
                                 _______

Outstanding
  December 31, 1997              225,320       $6.88-$14.00
    Granted                       57,000         $8.00
    Cancelled                     (6,200)      $10.78-$14.00
                                 _______
Outstanding
  December 31, 1998              276,120       $6.88-$14.00
    Granted                       58,500         $9.75
    Cancelled                     (9,300)      $6.88-$14.00
                                 _______
Outstanding
  December 31, 1999              325,320
                                 =======


                                       Options Outstanding
                          _________________________________________
                              Number        Weighted       Weighted
                          Outstanding at    Average        Average
                          December 31,      Remaining      Exercise
Range of Exercise Prices      1999       Contractual Life   Price
______________________________________________________________________

$6.88 - $9.75               184,820          7.0 years      $  8.11
$10.63 - $14.00             140,500          7.1 years        11.93
                            _______
                            325,320
                            =======


                                           Options Exercisable
                                       _____________________________
                                          Number         Weighted
                                       Exercisable at    Average
                                       December 31,      Exercise
Range of Exercise Prices                  1999           Price
______________________________________________________________________

$6.88 - $9.75                            102,920         $  7.87
$10.63 - $14.00                          134,020           11.90
                                         _______
                                         236,940
                                         =======
     The Plan also provides for the award of shares of the Company's Common Stock subject to restrictions on disposition ("Restricted Stock"). While the restrictions remain in effect, the participant cannot sell or transfer the shares of Restricted Stock, but he or she has the other rights of a stockholder, including the right to vote and to receive dividends. Restricted Stock awarded under the Plan is subject to the terms and conditions of the Plan and to other terms and conditions as the Committee specifies. The participant will forfeit to the Company his or her Restricted Stock if his or her employment with the Company and its subsidiaries terminates for any reason excepting death, prior to the expiration of the restrictions. No Restricted Stock has been awarded under the Plan.

     At December 31, 1999 and 1998, the Company had 325,320 and 276,120 shares outstanding related to stock options with exercise prices of $6.88 to $14.00 in both years at a weighted-average exercise price of $9.76 and $10.62, respectively, and with a weighted-average remaining contractual life in years of 7.0 and 7.5, respectively. Stock options with respect to 236,940 and 200,740 shares were exercisable at December 31, 1999 and 1998, respectively at a weighted-average exercise price of $10.15 for both years. The weighted-average fairvalue of stock options granted for the years ended December 31, 1999 and 1998, were $5.41 and $3.37, respectively.

     Pro forma information regarding net income and earnings per common share is required by SFAS No. 123 and has been determined as if the Company had accounted for its employee stock options and awards under the fair value method of that standard. The fair value of those stock options were estimated at the date of grant using a binomial option pricing model with the following weighted-average assumptions for the years ended December 31, 1999 and 1998: risk-free interest rates of 8.50% and 7.75%, respectively; dividend yields of 1.4% and 1.8%, respectively; volatility factors of the expected market price of the Company's common stock of 37% and 28%, respectively; and a weighted-average expected life of 7.0 and 7.5, respectively.

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma net earnings and net earnings per common share for the years ended December 31, 1999, 1998, and 1997 were $9,535, $6,416, and $4,364 and $1.00, $.65, and $.43, respectively.

10. MAJOR CUSTOMERS

The Company's two largest customers in 1999 accounted for 22% and 18% of 1999 revenues. The Company's two largest customers in 1998 accounted for 28% and 14% of 1998 revenues. The Company's largest customer in 1997 accounted for 28% of 1997 revenues. Due to the nature of the Company's business, major customers fluctuate from year to year. No other customer accounted for more than 10% of total revenues in any of the three years in the period ended December 31, 1999.

11. CONTINGENCIES

During 1999, the Company received a favorable decision in a patent infringement lawsuit. The amount of $975, which was previously accrued for as a liability, was reversed during 1999.

     The Company is a defendant or plaintiff in various claims and lawsuits arising in the normal course of business. The ultimate outcome of these actions cannot presently be determined. It is the opinion of management and its counsel that there will not be any material adverse effects on the Company's consolidated financial statements as a result of these actions.

12. BACKLOG

The following schedule shows a reconciliation of backlog representing the amount of revenue the Company expects to realize from work to be performed on uncompleted contracts in progress at December 31, 1999, 1998 and 1997 and from contractual agreements on which work has not yet began.

                              1999          1998        1997
                            __________________________________

Balance, January 1          $  91,093     $ 60,596   $ 64,961
Contract adjustments           18,336       19,756      4,261
New contracts                 130,915       95,953     72,286
                            _________     ________   ________
                              240,344      176,305    141,508
Less contract revenue
   earned                     127,751       85,212     80,912
                            _________     ________   ________
Balance, December 31         $112,593     $ 91,093   $ 60,596
                            =========     ========   ========

13. QUARTERLY RESULTS (UNAUDITED)

Unaudited summarized results for each quarter in 1999 and 1998 are as follows:
_________________________________________________________________
                        First      Second     Third     Fourth
                       Quarter     Quarter   Quarter    Quarter
_________________________________________________________________
1999:
  Revenues            $ 18,108    $ 27,698   $ 42,743   $ 38,624
  Gross margin           3,639       5,935      7,140      7,208
  Provision for
    income taxes           456       1,181      2,031      1,942
  Net earnings             796       2,620      3,193      3,128
  Basic and diluted
    earnings per share    0.08        0.28       0.33       0.33
_________________________________________________________________
1998:
  Revenues            $ 13,269    $ 28,910   $ 20,260   $ 22,261
  Gross margin           1,263       5,376      4,904      5,048
  Provision for
    income taxes          (266)      1,242      1,096      1,264
  Net earnings            (239)      2,135      2,112      2,537
  Basic and diluted
    earnings per share   (0.02)       0.21       0.21       0.26
_________________________________________________________________

14. SUBSEQUENT EVENT

In January 2000, the Company loaned $200 to its internet-based information service provider subsidiary. The principal of the loan is to be paid back in July 2000 with interest accruing at the prime rate (8.5% at December 31, 1999).

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders
Sevenson Environmental Services, Inc.
Niagara Falls, New York


We have audited the accompanying consolidated balance sheets of Sevenson Environmental Services, Inc. and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of earnings, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Sevenson Environmental Services, Inc. and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with generally accepted accounting principles.

DELOITTE & TOUCHE LLP

Buffalo, New York
February 14, 2000

MANAGEMENT
__________

BOARD OF DIRECTORS
__________________

MICHAEL A. ELIA
President and
Chief Executive Officer

ARTHUR A. ELIA
Former President and
Chief Executive Officer

LAURENCE A. ELIA
Vice President

RICHARD A. ELIA
Executive Vice President

WILLIAM J. MCDERMOTT
Vice President,
Chief Financial Officer
and Secretary

DENA M. ARMSTRONG
Treasurer and
Assistant Vice President

JOSEPH J. CASTIGLIA
Former Vice Chairman,
President and
Chief Executive Officer,
Pratt & Lambert United, Inc.
(paint, industrial coatings and
adhesives manufacturer)

ROBERT S. KELSO
Former President and
Chief Executive Officer,
Calspan Corporatlon
(an aerospace research and
development company)


AUDIT COMMITTEE
_______________

JOSEPH J. CASTIGLIA
ROBERT S. KELSO

OFFICERS
________

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

DENA M. ARMSTRONG
Treasurer and
Assistant Vice President

PAUL C. THOMSON
Vice President

MASON G. WHEELER
Vice President

PAUL J. HITCHO, PH.D.
Vice President and
Director of Health
and Safety

JOHN C. ROBBINS, P.E.
Vice President

PHILIP R. DELUCA
Vice President

MICHAEL L. LOCK
Vice President

ALAN R. ELIA, JR.
Vice President

CORPORATION INFORMATION
_______________________

HEADQUARTERS
____________

2749 Lockport Road
Niagara Falls, NY 14305-2229
(716) 284-0431
www.sevenson.com


OFFICES
_______

CHICAGO
8270 Whitcomb Street
Merrillville, Indiana 46410
(219) 756-4686

LOS ANGELES
2301 E. 28th Street
Suite 301
Long Beach, CA 90806
(562) 424-2671

PHILADELPHIA
4 Lake View Drive
Chadds Ford, PA 19317
(215) 388-0721

PITTSBURGH
100 Rock Springs Road
Delmont, PA 15626
(412) 468-3377


SUBSIDIARIES
____________

SEVENSON ENVIRONMENTAL SERVICES OF PA, INC.

SEVENSON INDUSTRIAL SERVICES, INC.

WASTE STREAM TECHNOLOGY INC.
302 Grote Street
Buffalo, NY 14207
(716) 876-5290

AUDITORS
________

Deloitte & Touche LLP
50 Fountain Plaza
Suite 250
Buffalo, New York 14202


TRANSFER AGENT AND REGISTRAR
____________________________

American Stock Transfer
& Trust Company
40 Wall Street
New York, New York 10005


STOCK LISTING
_____________

National Market tier of
The Nasdaq Stock Market [registration mark] under the symbol SEVN



FORM 10-K
_________

Single copies of the Company's 1999 Annual Report on Securities and Exchange Commission Form 10-K will be provided without charge to stockholders upon written request directed to the Secretary, Sevenson Environmental Services, Inc., 2749 Lockport Road,
Niagara Falls, New York 14305-2229.

DELOITTE & TOUCHE

                              Deloitte & Touche LLP
                              Suite 250
                              Key Bank Tower
                              50 Fountain Plaza
                              Buffalo, New York  14202
                              Telephone: (716) 843-7200
                              Facsimile: (716) 856-7760


INDEPENDENT AUDITORS' CONSENT


We consent to the incorporation by reference in the Registration
Statement No. 333-70223 of Sevenson Environmental Services, Inc.
on Form S-8 of our report dated February 14, 2000, appearing in this Annual Report on Form 10-K of Sevenson Environmental
Services, Inc. for the year ended December 31, 1999.


/s/ Deloitte & Touche LLP


Buffalo, New York
February 14, 2000