Form 10-Q
period 2000-03-31
SEVENSON ENVIRONMENTAL SERVICES INC
filed 2000-05-12
CIK 846976

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, DC

                            FORM 10-Q

        Quarterly Report Under Section 13 or 15(d) of the
                 Securities Exchange Act of 1934

_________________________________________________________________

For Quarter Ended                                Commission File
March 31, 2000                                   Number 0-17536


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

                       Yes [ X ]   No [  ]

   Number of common shares outstanding as of the close of the period covered by this report: 2,142,019 shares of Common Stock and 7,394,210 shares of Class B Common Stock

PART I    FINANCIAL INFORMATION
ITEM 1    FINANCIAL STATEMENTS

SEVENSON ENVIRONMENTAL SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE DATA)
_________________________________________________________________

                                         MARCH 31,  DECEMBER 31,
                                           2000        1999
                                        (Unaudited)  (Audited)

ASSETS

CURRENT ASSETS:
  Cash and cash equivalents              $ 16,487     $ 11,053
  Marketable securities                    40,780       40,872
  Accounts receivable                      29,230       39,882
  Costs and estimated earnings on
    contracts in progress in excess
    of related billings                     1,138        1,045
  Prepaid expenses and other current
    assets                                    624          878
                                          _______      _______
          Total current assets             88,259       93,730
                                          _______      _______

PROPERTY AND EQUIPMENT:
  Land                                        323          323
  Buildings and improvement                 3,549        3,549
  Construction and field equipment         24,915       24,556
  Vehicles                                  5,878        5,868
  Office furniture and equipment            2,129        2,084
                                          _______      _______
                                           36,794       36,380
  Less accumulated depreciation            19,980       19,120
                                          _______      _______
          Total property and
            equipment, net                 16,814       17,260
                                          _______      _______

INVESTMENT IN BROWNFIELD REAL ESTATE        8,896        8,866
                                          _______      _______

OTHER ASSETS                                7,449        7,471
                                          _______      _______

TOTAL ASSETS                             $121,418     $127,327
                                         ========     ========



See notes to condensed consolidated financial statements.

SEVENSON ENVIRONMENTAL SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE DATA)
_________________________________________________________________
                                                March 31,     December 31,
                                                  2000            1999
                                               (Unaudited)     (Audited)
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable:
    Current                                     $  5,230       $ 11,888
    Retentions                                       791            676
  Note payable - current                           1,065          1,393
  Compensation, income taxes and
    other current liabilities                        925          1,867
  Deferred income taxes                                0            141
  Amounts billed in excess of costs and
    estimated earnings on contracts in progress   13,937         13,049
                                                ________       ________
          Total current liabilities               21,948         29,014
                                                ________       ________
DEFERRED INCOME TAXES                              2,687          2,443
                                                ________       ________
NOTES PAYABLE                                      2,592          2,592
                                                ________       ________
STOCKHOLDERS' EQUITY:
  Common stock, $.01 par value; Authorized
    12,000,000 shares, issued 3,253,470 shares        33             33
  Class B Common Stock, $.01 par value,
    Authorized 8,000,000 shares,
    issued 7,394,210 shares                           74             74
  Preferred Stock, $.01 par value; Authorized
    1,000,000 shares, outstanding - none               0              0
  Additional paid-in capital                      25,420         25,420
  Retained earnings                               76,179         75,499
                                                ________       ________
                                                 101,706        101,026
  Treasury stock (1,111,451 shares
    common stock at cost)                         (8,563)        (8,563)
                                                ________       ________
                                                  93,143         92,463
  Accumulated other comprehensive income:
      Unrealized gain on marketable
        securities, net of tax                     1,048            815
                                                ________       ________
          Total accumulated other
            comprehensive income                   1,048            815
                                                ________       ________
  Total stockholders' equity                      94,191         93,278
                                                ________       ________
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $121,418       $127,327
                                                ========       ========

See notes to condensed consolidated financial statements

SEVENSON ENVIRONMENTAL SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
THREE-MONTH PERIODS ENDED MARCH 31, 2000 AND 1999 - (UNAUDITED)
(IN THOUSANDS, EXCEPT SHARE DATA)
_________________________________________________________________

                                               2000       1999
                                               ____       ____

REVENUES                                     $21,080    $18,108

COSTS AND EXPENSES:
  Direct and indirect costs                   17,208     14,469
  Selling, general and administrative          2,645      2,643
                                             _______    _______
                                              19,853     17,112
                                             _______    _______
EARNINGS FROM OPERATIONS                       1,227        996

OTHER:
  Interest income                                631        572
  Interest expense                               (46)       (54)
  Realized gain (loss) on sale of marketable
    securities                                    29       (262)
  Equity in net loss of subsidiary              (535)         0
  Other income                                   231          0
                                             _______    _______
                                                 310        256
                                             _______    _______
EARNINGS BEFORE INCOME TAXES                   1,537      1,252

INCOME TAX EXPENSE                               546        456
                                             _______    _______

NET EARNINGS                                 $   991    $   796
                                             =======    =======

WEIGHTED AVERAGE NUMBER OF
  SHARES OUTSTANDING                           9,536      9,546
                                             =======    =======

BASIC AND DILUTED EARNINGS PER SHARE         $  0.10    $  0.08
                                             =======    =======


See notes to condensed consolidated financial statements.

SEVENSON ENVIRONMENTAL SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE-MONTH PERIODS ENDED MARCH 31, 2000 AND 1999 - (UNAUDITED)
(IN THOUSANDS, EXCEPT SHARE DATA)
_________________________________________________________________

                                               2000       1999
                                               ____       ____
CASH FLOWS FROM OPERATING ACTIVITIES:
  Cash receipts from customers               $32,120    $13,537
  Cash payments to subcontractors,
    suppliers and employees                  (25,991)   (15,263)
  Interest received                              631        572
  Interest paid                                  (46)       (54)
  Taxes paid                                    (634)      (148)
  Tax refunds received                             0         15
                                             _______     ______
  Net cash provided by (used in)
    operating activities                       6,080     (1,341)
                                             _______     ______
CASH FLOWS FROM INVESTING ACTIVITIES:
  Investments purchased                       (4,075)      (556)
  Investments sold                             4,322      6,255
  Capital expenditures                          (438)      (566)
  Acquisition and remediation costs              (58)      (151)
  Proceeds from sale of fixed assets              10         11
  Net rental income from BROWNFIELD property    231          0
                                             _______     ______
  Net cash (used in) provided by investing
    activities                                     8      4,993
                                             _______     ______
CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payments of debt                    (328)       (30)
  Dividends paid                                (310)      (309)
                                             _______     ______
  Net cash used in financing activities         (638)      (339)

NET INCREASE IN CASH AND CASH EQUIVALENTS      5,434      3,313

CASH AND CASH EQUIVALENTS, BEGINNING
  OF PERIOD                                   11,053     10,852
                                             _______    _______
CASH AND CASH EQUIVALENTS, END OF PERIOD     $16,487    $14,165
                                             =======    =======

See notes to condensed consolidated financial statements.

SEVENSON ENVIRONMENTAL SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE-MONTH PERIODS ENDED MARCH 31, 2000 AND 1999 - (UNAUDITED)
(IN THOUSANDS, EXCEPT SHARE DATA)
_________________________________________________________________

                                               2000       1999
                                               ____       ____

RECONCILIATION OF NET EARNINGS TO NET CASH
  PROVIDED BY (USED BY) OPERATING ACTIVITIES:
  Net earnings                                $  991    $  796
  Adjustments to reconcile net earnings to
    net cash provided by (used by)
    operating activities:
      Depreciation and amortization              871       647
      Increase in cash surrender value of
        life insurance                           (75)      (60)
      Provision for deferred income taxes     (4,569)       20
      Loss (gain) on sale of marketable
        securities                               (29)      262
      Loss on sale of fixed assets                 3        16
  Change in assets and liabilities affecting
    cash flow:
    Accounts receivable                       10,242    (3,044)
    Material and supply inventories                0         1
    Costs and estimated earnings on contracts
      in progress in excess of related billing   (93)   (1,250)
    Prepaid expenses and other current assets    254        45
    Other assets                                 304       (57)
    Accounts payable                          (6,542)    1,316
    Compensation, income taxes and other
      current liabilities                      3,835       260
    Amounts billed in excess of costs and
      estimated earnings on contracts in
      progress                                   888      (293)
                                             _______    ______
NET CASH PROVIDED BY (USED BY) OPERATING
  ACTIVITIES                                 $ 6,080   $(1,341)
                                             =======   =======

See notes to condensed consolidated financial statements.

SEVENSON ENVIRONMENTAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED) THREE MONTH PERIODS ENDED MARCH 31, 2000 AND 1999
_________________________________________________________________

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          The accounting policies used in preparing these condensed consolidated financial statements are the same as those used in preparing the Company's consolidated financial statements for the year ended December 31, 1999.

          The foregoing condensed consolidated financial statements include all adjustments which are, in the opinion of management, necessary for a fair presentation. The interim results are not necessarily indicative of the results which may be expected for a full year.

     2.   LOAN TO SUBSIDIARY

          The Company loaned its internet-based information service provider subsidiary approximately $1.5 million in March 2000. The principal of the loan is to be repaid in July 2000 with interest accruing at the prime rate.

3.   CONTINGENCIES

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

ITEM 2 -  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

First quarter revenues were $21,080,000, up 16% over first quarter revenues last year of $18,108,000. Revenues increased due to higher backlog at the beginning of the quarter, $112 million, compared to backlog a year earlier of $91 million. Backlog grew throughout 1999 leading to record backlog at the start of 2000. Strong private and public sector demand and an improved competitive environment were responsible for the growth.

Backlog at the end of the quarter was $100 million, down from $125 million at the same point a year earlier. During the quarter the Company received new contracts or additions to existing ones totaling $8 million compared to the record $52 million received during the first quarter of 1999. While the prior year's first quarter established a record for new backlog, still the $8 million in new backlog added in the first quarter was the Company's poorest first quarter performance since 1992. This poor performance was due to fewer bid opportunities. The Company believes that the decrease in bid opportunities experienced in the first quarter did not represent a fundamental change in the market for its services, but rather a matter of the timing of projects coming out to bid. The Company believes that bid opportunities will increase as upcoming projects emerge from the planning and design pipeline.

First quarter earnings from operations were $1,227,000 compared to $996,000 in the first quarter last year, a 23% increase. Earnings were up due to the increase in revenues. Gross margin was lower at 18.4% versus 20.1% the prior year's first quarter, but within the range considered normal by the Company. Selling, general and administrative expenses were virtually the same as last year's.

Interest income was $631,000 compared to $572,000 last year. A gain of $29,000 was realized on the sale of marketable securities versus a loss of $262,000 last year. The Company recognized a net loss of $535,000 on an investment in Powerize.com, Inc., an emerging internet-based information service provider. A Company-owned Brownfield site produced net rental income of $231,000.

The effective tax rate was 35.5% compared to 36.4% for last year's first quarter. The lower rate was due to an increase in interest earned on Treasury Notes which is exempt from state taxes.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $6,080,000 compared to net cash used of $1,341,000 in the prior year's first quarter. The difference was due to higher cash receipts from customers which resulted from substantially higher accounts receivable at the beginning of the quarter, $39,882,000 compared to $13,439,000 a year earlier. Accounts receivable were higher due to the increase in revenues in 1999 over 1998 ($127 million versus $85 million).

Net cash used in investing activities was $8,000 compared to net cash provided of $4,993,000 in the prior year's first quarter.
The difference was due principally to differences in the timing of the sale and purchase of investments. Capital expenditures were not significantly different at $438,000 compared to $566,000 last year.

The Company paid a regular quarterly dividend of 3.5 cents per share of Common Stock and 3.18 cents per share of Class B Common
Stock on March 10, 2000.  Total dividends paid were $310,000.

The Board of Directors has authorized the repurchase of up to 1,200,000 shares of which 1,111,451 had been repurchased through March 31, 2000. The Company did not repurchase any shares during the first quarter.

In 1995 the Board of Directors authorized the Company to pursue the business strategy of acquiring, cleaning up and disposing of "Brownfield" sites, real property that is unmarketable or of substantially reduced value due to the presence of contamination. In 1996 the Company acquired interests in, and commenced the cleanup process at, two Brownfield sites. In 1997 the cleanup and sale of one of these sites were completed and the Company acquired interests in one additional site. Since 1997 no new sites have been purchased. In 1998, the Company purchased the interest of another party in one of the sites. During 1999, the Company sold a parcel of non-Brownfield property which had been acquired as part of the acquisition of an adjacent Brownfield site; the Company retains the Brownfield site itself. As of March 31, 2000, the Company's investment in Brownfield sites was $8.9 million.
The Company will invest further funds in the cleanup of one of the remaining sites (cleanup at the other site is complete) and intends to make further investments in the Brownfield redevelopment business. The Company's ultimate total investment in this business will depend upon the Company's success in finding and acquiring suitable Brownfields sites.

Since 1999 the Company has invested in, and made advances to, Powerize.com, Inc., totaling $6.7 million. Powerize is a closely-held, emerging internet information services provider. The Company expects to make further investments in or advances to Powerize.

On March 31, 2000, the Company had working capital of $66.3 million versus $62.7 million a year earlier. Working capital included $57.3 million in cash, cash equivalents and marketable securities. The Company expects that existing funds and cash generated by operations will be sufficient to meet all working capital and capital investment needs for the foreseeable future.

                    PART II - OTHER INFORMATION

                    Item 1    Legal Proceedings
               -----------------
                              Not Applicable

                    Item 2    Changes in Securities
               ---------------------
               Not Applicable

                    Item 3    Defaults Upon Senior Securities
               -------------------------------
               Not Applicable

     Item 4    Submission of Matters to a Vote of Security Holders
               ---------------------------------------------------
                              Not Applicable

     Item 5    Other Information
               -----------------
               Not Applicable

     Item 6    Exhibits and Reports on 8-K
               ---------------------------
                                   (a)  Exhibits:  None required.
                                   (b)  Reports on Form 8-K:  None required.

                    No reports on Form 8-K have been filed during the quarter (13 weeks) ended March 31, 2000.


                             SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                         SEVENSON ENVIRONMENTAL SERVICES, INC.

Dated: May 10, 2000

                          /s/ William J. McDermott
                              William J. McDermott
                              Vice President, Secretary and
                              Chief Financial Officer