Form 10-Q
period 2000-06-30
SEVENSON ENVIRONMENTAL SERVICES INC
filed 2000-08-11
CIK 846976

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC

FORM 10-Q

Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For Quarter Ended June 30, 2000	Commission File Number 0-17536

SEVENSON ENVIRONMENTAL SERVICES, INC.
(Exact name of registrant as specified in its charter)
New York ____________________________ (State or other jurisdiction of incorporation or organization)	16-1091535 ____________________________ (IRS Employer Identification No.)

2749 Lockport Road
PO Box 396
Niagara Falls, NY 14302-0396
(Address of principal executive offices)

(716) 284-0431
(Registrants telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X        No ______

Number of common shares outstanding as of August 8, 2000:
2,267,019 shares of Common Stock and 7,269,210 shares of Class B Common Stock

PART I ITEM 1	FINANCIAL INFORMATION FINANCIAL STATEMENTS

SEVENSON ENVIRONMENTAL SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE DATA)

	June 30,	December 31,
	2000	1999
	(Unaudited)	(Audited)

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$ 12,460	$ 11,053
Marketable securities	41,206	40,872
Accounts receivable	37,174	39,882
Costs and estimated earnings on contracts in progress
in excess of related billings	1,129	1,045
Prepaid expenses and other current assets	422	878
Total current assets	92,391	93,730

PROPERTY AND EQUIPMENT:
Land	323	323
Buildings and improvements	3,549	3,549
Construction and field equipment	25,470	24,556
Vehicles	5,926	5,868
Office furniture and equipment	2,146	2,084
	37,414	36,380
Less accumulated depreciation	20,623	19,120
Total property and equipment, net	16,791	17,260

INVESTMENT IN BROWNFIELD REAL ESTATE	9,539	8,866

OTHER ASSETS	6,810	7,471

TOTAL ASSETS	$ 125,531	$ 127,327

See notes to condensed consolidated financial statements.

SEVENSON ENVIRONMENTAL SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE DATA)

	June 30,	December 31,
	2000	1999
	(Unaudited)	(Audited)

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable:
Current	$ 5,596	$ 11,888
Retentions	512	676
Note payable - current	864	1,393
Compensation, income taxes and other current liabilities	1,756	1,867
Deferred income taxes	0	141
Amounts billed in excess of costs and estimated earnings
on contracts in progress	14,153	13,049
Total current liabilities	22,881	29,014

DEFERRED INCOME TAXES	2,673	2,443

NOTES PAYABLE	2,758	2,592

STOCKHOLDERS EQUITY:
Common stock, $.01 par value; Authorized
12,000,000 shares, issued 3,253,470 shares	33	33
Class B Common Stock, $.01 par value, Authorized
8,000,000 shares, issued 7,394,210 shares	74	74
Preferred Stock, $.01 par value; Authorized
1,000,000 shares, outstanding - none	0	0
Additional paid-in capital	25,420	25,420
Retained earnings	79,292	75,499
	104,819	101,026
Treasury stock (1,111,451 shares common stock at cost)	(8,563)	(8,563)
	96,256	92,463

Accumulated other comprehensive income:
Unrealized gain on marketable securities, net of tax	963	815
Total accumulated other comprehensive income	963	815

Total stockholders' equity	97,219	93,278

TOTAL LIABILITIES AND STOCKHOLDERS EQUITY	$ 125,531	$ 127,327

See notes to condensed consolidated financial statements.

SEVENSON ENVIRONMENTAL SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
THREE-MONTH PERIODS ENDED JUNE 30, 2000 AND 1999 - (UNAUDITED)
(IN THOUSANDS, EXCEPT SHARE DATA)

	2000	1999

REVENUES	$ 29,956	$ 27,698

COSTS AND EXPENSES:
Direct and indirect costs	21,873	21,763
Selling, general and administrative	2,901	2,788
	24,774	24,551

EARNINGS FROM OPERATIONS	5,182	3,147

OTHER:
Interest income	706	551
Interest expense	(46)	(31)
Realized gain on sale of marketable securities	177	115
Equity in net loss of subsidiary	(713)	(371)
Other income	239	390
	363	654

EARNINGS BEFORE INCOME TAXES	5,545	3,801

INCOME TAX EXPENSE	2,122	1,181

NET EARNINGS	$ 3,423	$ 2,620

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	9,536	9,537

BASIC AND DILUTED EARNINGS PER SHARE	$ 0.36	$ 0.28

See notes to condensed consolidated financial statements.

SEVENSON ENVIRONMENTAL SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
SIX-MONTH PERIODS ENDED JUNE 30, 2000 AND 1999 - (UNAUDITED)
(IN THOUSANDS, EXCEPT SHARE DATA)

	2000	1999

REVENUES	$ 51,036	$ 45,806

COSTS AND EXPENSES:
Direct and indirect costs	39,081	36,232
Selling, general and administrative	5,546	5,431
	44,627	41,663
EARNINGS FROM OPERATIONS	6,409	4,143

OTHER:
Interest income	1,337	1,123
Interest expense	(92)	(85)
Realized gain on sale of marketable securities	206	(147)
Equity in net loss of subsidiary	(1,248)	(371)
Other income	470	390
	673	910
EARNINGS BEFORE INCOME TAXES	7,082	5,053

INCOME TAX EXPENSE	2,668	1,637

NET EARNINGS	$ 4,414	$ 3,416

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	9,536	9,541

BASIC AND DILUTED EARNINGS PER SHARE	$ 0.46	$ 0.36

See notes to condensed consolidated financial statements.

ITEM 2	MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Second quarter revenues were $29,956,000, up 8% over second quarter revenues last year of $27,698,000. The increase in revenues was due to higher backlog at the beginning of the year, $112 million compared to $91 million in 1999.

Backlog at the end of the second quarter was $111 million compared to $115 million a year earlier. During the quarter, the Company received new contracts and additions to existing contracts totaling $42 million, which is a record for the second quarter, compared to $18 million in the second quarter last year and $8 million in the first quarter. During the first six months, the Company added $50 million in new backlog compared to $70 million for the same six months last year. The decrease was due to fewer bid opportunities during the first quarter. The Company believes that recent differences from period to period in the rate at which new backlog is acquired reflect only the randomness of the timing of projects and not any larger trend affecting the market for the Company's services.

Second quarter earnings from operations were $5,182,000 compared to $3,147,000 in the second quarter last year, a 65% increase. Earnings were up due to higher gross margin. Gross margin was 27% versus 21% last year. The Company considers gross margin for any given quarter in the range of 17% to 27% to be normal. Gross margin in the second quarter was at the top of this range due to the favorable resolution of contract issues and cost contingencies on several projects.

Selling, general and administrative expense (SG&A) was $2,901,000, up 5% from last year's second quarter SG&A of $2,788,000.

Interest income was $706,000 compared to $551,000 last year. The increase was due to higher interest rates and higher invested balances. A gain of $177,000 was realized on the sale of marketable securities compared to $115,000 last year .

The Company recognized a net loss of $713,000 on an investment in Powerize.com, Inc., an internet-based information service provider. After the close of the quarter, Powerize agreed to merge with Hoover's, Inc. (Nasdaq: HOOV). The merger closed on August 1, 2000.

A Company-owned Brownfield site produced net rental income of $239,000.

The quarter's effective tax rate was 38.2% compared to 31.1% for last year's second quarter. Higher earnings from operations and lower tax exempt interest were the causes of the higher rate.

The effect on the Company's financial statements of Staff Accounting Bulletin 101, Revenue Recognition in Financial Statements, has not yet been determined.

LIQUIDITY AND CAPITAL RESOURCES

For the six month period, operating activities produced net cash of $3,375,000 compared to net cash used in operating activities of $3,745,000 for the first six months last year. Higher cash receipts from customers ($54,332,000 compared to $36,564,000) were responsible for the switch to positive operating cash flow. Cash receipts from customers were higher due to substantially higher accounts receivable at December 31, 1999, $39,882,000, compared to $13,439,000 at December 31, 1998. Accounts receivable at December 31, 1999 were higher due to higher revenues in 1999 over 1998 ($127 million versus $85 million).

Net cash used in investing activities was $984,000 compared to $4,761,000 in the first six months last year. The difference was due to changes in the timing of the purchase and sale of investments, lower capital expenditures, lower Brownfield cash receipts and higher Brownfield cash expenditures. In last year's period, the Company made greater capital expenditures ($4,083,000 compared to $1,300,000 this year) to replace older equipment and to expand the Company's inventory of water treatment and sediments handling equipment to meet then current needs.

The Company paid a regular quarterly dividend of 3.5 cents per share of Common Stock and 3.18 cents per share of Class B Common Stock on March 10, 2000 and June 15, 2000. Total dividends paid amounted to $621,000.

The Board of Directors has authorized the repurchase of up to 1,200,000 shares of which 1,111,451 had been repurchased through June 30, 2000. The Company did not repurchase any shares during the first six months of 2000.

In 1995 the Board of Directors authorized the Company to pursue the business strategy of acquiring, cleaning up and disposing of "Brownfield" sites, real property that is unmarketable or of substantially reduced value due to the presence of contamination. In 1996 the Company acquired interests in, and commenced the cleanup process at, two Brownfield sites. In 1997 the cleanup and sale of one of these sites were completed and the Company acquired interests in one additional site. Since 1997 no new sites have been purchased. In 1998, the Company purchased the interest of another party in one of the sites. During 1999, the Company sold a parcel of non-Brownfield property which had been acquired as part of the acquisition of an adjacent Brownfield site; the Company retains the Brownfield site itself. As of June 30, 2000, the Company's investment in Brownfield sites was $9.5 million. The Company will invest further funds in the cleanup of one of the remaining sites (cleanup at the other site is substantially complete) and intends to make further investments in the Brownfield redevelopment business. The Company's ultimate total investment in this business will depend upon the Company's success in finding and acquiring suitable Brownfields sites.

Beginning in 1999 the Company invested in, and made advances to, Powerize.com, Inc., totaling $7.2 million. Powerize was a closely-held, emerging internet information services provider. On July 12, 2000, Powerize agreed to be acquired by Hoover's, Inc. (Nasdaq: HOOV) for cash and stock. The acquisition closed on August 1, 2000. In exchange for its investments in, and advances to, Powerize, the Company received, or will receive, approximately $1 million in cash, approximately 340,000 Hoover's common shares, and a promissory note for $1.5 million guaranteed by Hoover's.

On June 30, 2000, the Company had working capital of $69.5 million versus $58.6 million a year earlier. Working capital included $53.7 million in cash, cash equivalents and marketable securities. The Company expects that existing funds and cash generated by operations will be sufficient to meet all working capital and capital investment needs for the foreseeable future.

PART II - OTHER INFORMATION

Item 1 Legal Proceedings
Not Applicable

Item 2 Changes in Securities
Not Applicable

Item 3 Defaults Upon Senior Securities
Not Applicable

Item 4 Submission of Matters to a Vote of Security Holders

At the Company's Annual Meeting of Shareholders held on May 23, 2000, the nominees of the Board of Directors were reelected based upon the following results:

CLASS A
Nominees	For	Withheld
Joseph J. Castiglia Robert S. Kelso	1,999,472 1,999,472	3,747 3,747

CLASS B
Nominees	For	Withheld
Michael A. Elia Laurence A. Elia Richard A. Elia William J. McDermott Dena M. Armstrong Arthur A. Elia	7,394,210 7,394,210 7,394,210 7,394,210 7,394,210 7,394,210	0 0 0 0 0 0

The appointment by the Board of Directors of Deloitte & Touche LLP as independent accountants for the fiscal year ending December 31, 2000 was ratified based upon the following vote. For, 75,942,812; Against, 827; Abstain, 1680.

Item 5     Other Information

On May 24, 2000 the Company issued a press release stating that it had engaged First Albany Corporation to advise it regarding various strategic alternatives to enhance the value of the common stock to the Company's public shareholders, with the Elia family maintaining its ownership interest in, and operating control of, the Company's business. A copy of the press release is attached as an exhibit hereto.

Item 6     Exhibits and Reports on 8-K

(a) Exhibits: 99 Press Release
(b) Reports on Form 9-K: None required. No reports on Form 8-K have been filed during the quarter (13 weeks) ended June 30, 2000.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.
SEVENSON ENVIRONMENTAL SERVICES, INC.
Dated: August 8, 2000	/s/ William J. McDermott William J. McDermott Vice President, Secretary and Chief Financial Officer

EXHIBIT 99

SEVENSON ENVIRONMENTAL SERVICES, INC.	NEWS RELEASE
2749 Lockport Road Niagara Falls, NY 14305 Telephone: (716) 284-0431 Fax: (716) 284-7645	FOR IMMEDIATE RELEASE

Sevenson Environmental Services, Inc.
Retains Firm to Advise on Alternatives for Enhancing Shareholder Value

Niagara Falls, NY, May 24, 2000 -- Sevenson Environmental Services, Inc. (NASDAQ/NMS-SEVN) held the Company's Annual Stockholders Meeting yesterday in Niagara Falls, New York.

In his comments to shareholders attending the meeting, Mr. Michael A. Elia, Sevenson's President, noted that the current share price of the Company's common stock does not reflect the good progress made by the Company over the last two years, including record revenues and earnings in 1999, and the generally favorable conditions and trends in the Company's business. He stated that the Company has, therefore, engaged First Albany Corporation to advise it regarding various strategic alternatives to enhance the value of the common stock to the Company's public shareholders, with the Elia family maintaining its ownership interest in, and operating control of, the Company's business.

Sevenson provides a comprehensive range of contracting services for the remediation of sites and facilities contaminated by hazardous materials. Since entering the site remediation business in 1979, the company has performed over 800 projects, including projects at Love Canal and 78 other Superfund sites, with a combined value of almost one billion dollars.

CONTACT: CORPORATE HEADQUARTERS	WILLIAM . MCDERMOTT VICE PRESIDENT-FINANCE NIAGARA FALLS, NY (716) 284-0431

Certain statements and information included herein constitute "forward-looking statements" within the meaning of the Federal Private Securities Litigation Reform Act of 1995. These forward-looking statements can generally be identified as such because the context of the statement will include words such as the Company "believes", "expects," "anticipates," "hopes," or words of similar import. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance, or achievements of the Company to be materially different from any future results, performance, or achievements expressed or implied in such forward-looking statements. You are urged to review the Company's Annual Report on Form 10-K for the year ended December 31, 1999, as well as all reports filed by the Company subsequent to the Form 10-K with the Securities and Exchange Commission under the Securities Exchange Act of 1934, all of which are incorporated herein by reference.