Form 10-Q/A
period 2000-06-30
SEVENSON ENVIRONMENTAL SERVICES INC
filed 2000-08-17
CIK 846976

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
This 10-Q/A is being filed to correct an inadvertent omission in transmitting the 10-Q filed on August 11, 2000

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

SEVENSON ENVIRONMENTAL SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX-MONTH PERIODS ENDED JUNE 30, 2000 AND 1999 - (UNAUDITED)
(IN THOUSANDS, EXCEPT SHARE DATA)

	2000	1999
CASH FLOWS FROM OPERATING ACTIVITIES:
Cash receipts from customers	$ 54,332	$ 36,564
Cash payments to subcontractors, suppliers and employees	(49,448)	(40,624)
Interest received	1,337	1,123
Interest paid	(92)	(85)
Taxes paid	(2,754)	(757)
Tax refunds received	0	15
Net cash provided by (used in) operating activities	3,375	(3,764)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investments purchased	(4,823)	(19,630)
Investments sold	5,337	17,114
Capital expenditures	(1,300)	(4,083)
Acquisition and remediation costs	(690)	1,437
Proceeds from sale of fixed assets	22	11
Net rental income from Brownfields property	470	390
Net cash used in investing activities	(984)	(4,761)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments of debt	(363)	(46)
Acquisition of treasury stock	0	(76)
Dividends paid	(621)	(619)
Net cash used in financing activities	(984)	(741)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,407	(9,266)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	11,053	10,852
CASH AND CASH EQUIVALENTS, END OF PERIOD	$ 12,460	$ 1,586

See notes to condensed consolidated financial statements.

SEVENSON ENVIRONMENTAL SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX-MONTH PERIODS ENDED JUNE 30, 2000 AND 1999 - (UNAUDITED)
(IN THOUSANDS, EXCEPT SHARE DATA)

	2000	1999
RECONCILIATION OF NET EARNINGS TO NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Net earnings	$ 4,414	$ 3,416
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	1,770	1,402
Increase in cash surrender value of life insurance	(150)	(120)
Provision for deferred income taxes	(5,184)	81
(Gain) loss on sale of marketable securities	(206)	148
(Gain) loss on sale of fixed assets	(22)	8
Change in assets and liabilities affecting cash flow:
Accounts receivable	2,298	(10,618)
Material and supply inventories	2	1
Costs and estimated earnings on contracts in progress in excess of related billings	(84)	(782)
Prepaid expenses and other current assets	452	273
Other assets	769	12
Accounts payable	(6,455)	(949)
Compensation, income taxes and other current liabilities	4,667	1,233
Amounts billed in excess of costs and estimated earnings on contracts in progress	1,104	2,150

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$ 3,375	$ (3,745)

See notes to condensed consolidated financial statements.

SEVENSON ENVIRONMENTAL SERVICES, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED) SIX MONTH PERIODS ENDED JUNE 30, 2000 AND 1999
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

Certain reclassifications of 1999 balances have been made to conform with classifications used in 2000.

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

3.	SUBSEQUENT EVENT

In July, 2000, Powerize.com agreed to be acquired by Hoover's, Inc. for cash and stock. The acquisition closed on August 1, 2000. At closing, the Company, in exchange for its investment in and advances to Powerize, received, or will receive, approximately $1 million in cash, approximately 340,000 Hoover's common shares, and a promissory note for $1.5 million guaranteed by Hoover's.

******

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
SEVENSON ENVIRONMENTAL SERVICES, INC.
Dated: August 16, 2000	/s/ William J. McDermott William J. McDermott Vice President, Secretary and Chief Financial Officer

EXHIBIT 99

SEVENSON ENVIRONMENTAL SERVICES, INC.	NEWS RELEASE
2749 Lockport Road Niagara Falls, NY 14305 Telephone: (716) 284-0431 Fax: (716) 284-7645	FOR IMMEDIATE RELEASE

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