Form 10-Q
period 2000-09-30
SEVENSON ENVIRONMENTAL SERVICES INC
filed 2000-11-14
CIK 846976

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC

FORM 10-Q

Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For Quarter Ended September 30, 2000	Commission File Number 0-17536

SEVENSON ENVIRONMENTAL SERVICES, INC.

(Exact name of registrant as specified in its charter)

New York _________________________________ (State or other jurisdiction of incorporation or organization)	16-1091535 ______________________________ (IRS Employer Identification No.)

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

Yes   X      No ____

Number of common shares outstanding as of the close of the period covered by this report:
2,493,714 shares of Common Stock and 7,996,131 shares of Class B Common Stock

PART I	FINANCIAL INFORMATION
ITEM 1	FINANCIAL STATEMENTS

SEVENSON ENVIRONMENTAL SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE DATA)
_______________________________________________________________________
ASSETS	September 30, 2000 (Unaudited)	December 31, 1999 (Audited)
CURRENT ASSETS:
Cash and cash equivalents	$ 9,562	$ 11,053
Marketable securities	46,834	40,872
Accounts receivable	45,259	39,882
Costs and estimated earnings on contracts in progress in excess of related billings	1,441	1,045
Prepaid expenses and other current assets	744	878
Total current assets	103,840	93,730

PROPERTY AND EQUIPMENT:
Land	323	323
Buildings and improvements	3,549	3,549
Construction and field equipment	26,215	24,556
Vehicles	5,981	5,868
Office furniture and equipment	2,165	2,084
	38,233	36,380
Less accumulated depreciation	21,439	19,120
Total property and equipment, net	16,794	17,260

INVESTMENT IN BROWNFIELD REAL ESTATE	9,655	8,866

OTHER ASSETS	4,288	7,471

TOTAL ASSETS	$134,577	$127,327

See notes to condensed consolidated financial statements.

SEVENSON ENVIRONMENTAL SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE DATA)
_______________________________________________________________________

	September 30, 2000 (Unaudited)	December 31, 1999 (Audited)
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable:
Current	$ 8,908	$ 11,888
Retentions	600	676
Note payable - current	1,370	1,393
Compensation, income taxes and other current liabilities	3,089	1,867
Deferred income taxes	0	141
Amounts billed in excess of costs and estimated earnings on contracts in progress	13,831	13,049
Total current liabilities	27,798	29,014

DEFERRED INCOME TAXES	2,663	2,443

NOTES PAYABLE	2,097	2,592

STOCKHOLDERS' EQUITY:
Common stock, $.01 par value; Authorized 12,000,000 shares issued 2,493,714 and 3,253,470 shares	25	33
Class B Common Stock, $.01 par value, Authorized 8,000,000 shares, issued 7,996,131 and 7,394,210 shares	80	74
Preferred Stock, $.01 par value; Authorized 1,000,000 shares, outstanding - none	0	0
Additional paid-in capital	35,922	25,420
Retained earnings	65,046	75,499
	101,073	101,026
Treasury stock (0 and 1,111,451 shares common stock at cost)	0	(8,563)
	101,073	92,463
Accumulated other comprehensive income:
Unrealized gain on marketable securities, net of tax	946	815
Total accumulated other comprehensive income	946	815

Total stockholders' equity	102,019	93,278

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$134,577	$127,327

See notes to condensed consolidated financial statements.

SEVENSON ENVIRONMENTAL SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
THREE-MONTH PERIODS ENDED SEPTEMBER 30, 2000 AND 1999 - (UNAUDITED)
(IN THOUSANDS, EXCEPT SHARE DATA)
_______________________________________________________________________
	2000	1999
REVENUES	$ 39,033	$ 42,909

COSTS AND EXPENSES:
Direct and indirect costs	29,524	35,603
Selling, general and administrative	2,545	2,588
	32,069	38,191

EARNINGS FROM OPERATIONS	6,964	4,718

OTHER:
Interest income	713	524
Interest expense	(48)	(54)
Realized gain on sale of marketable securities	432	202
Equity in net loss of subsidiary	(170)	(361)
Gain on sale of investment	300	0
Other income	191	195
	1,418	506

EARNINGS BEFORE INCOME TAXES	8,382	5,224

INCOME TAX EXPENSE	3,254	2,031

NET EARNINGS	$ 5,128	$ 3,193

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	10,490	10,490

BASIC AND DILUTED EARNINGS PER SHARE	$ 0.49	$ 0.30

See notes to condensed consolidated financial statements.

SEVENSON ENVIRONMENTAL SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
NINE -MONTH PERIODS ENDED SEPTEMBER 30, 2000 AND 1999 - (UNAUDITED)
(IN THOUSANDS, EXCEPT SHARE DATA)
_______________________________________________________________________
	2000	1999
REVENUES	$ 90,069	$ 88,696

COSTS AND EXPENSES:
Direct and indirect costs	68,605	71,835
Selling, general and administrative	8,091	8,000
	76,696	79,835

EARNINGS FROM OPERATIONS	13,373	8,861

OTHER:
Interest income	2,050	1,647
Interest expense	(140)	(139)
Realized gain on sale of marketable securities	638	55
Equity in net loss of subsidiary	(1,418)	(732)
Gain on sale of investment	300	0
Other income	661	585
	2,091	1,416

EARNINGS BEFORE INCOME TAXES	15,464	10,277

INCOME TAX EXPENSE	5,922	3,668

NET EARNINGS	$ 9,542	$ 6,609

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	10,490	10,502

BASIC AND DILUTED EARNINGS PER SHARE	$ 0.91	$ 0.63

See notes to condensed consolidated financial statements.

SEVENSON ENVIRONMENTAL SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2000 AND 1999 - (UNAUDITED)
(IN THOUSANDS, EXCEPT SHARE DATA)
_______________________________________________________________________

	2000	1999
CASH FLOWS FROM OPERATING ACTIVITIES:
Cash receipts from customers	$ 84,646	$ 62,315
Cash payments to subcontractors, suppliers and employees	(77,213)	(68,262)
Interest received	2,050	1,647
Interest paid	(140)	(139)
Taxes paid	(5,098)	(1,624)
Tax refunds received	0	15
Net cash provided by (used in) operating activities	4,245	(6,048)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investments purchased	(16,920)	(25,135)
Investments sold	16,091	25,657
Capital expenditures	(2,204)	(5,311)
Acquisition and remediation costs	(818)	1,957
Proceeds from sale of fixed assets	22	19
Net rental income from Brownfields property	661	585
Gain on sale of investment	300	0
Equity in net loss of subsidiary	(1,418)	(732)
Net cash used in investing activities	(4,286)	(2,960)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments of debt	(1,055)	(272)
Acquisition of treasury stock	0	(76)
Dividends paid	(932)	(930)
Debt proceeds	537	826
Net cash used in financing activities	(1,450)	(452)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,491)	(9,460)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	11,053	10,852

CASH AND CASH EQUIVALENTS, END OF PERIOD	$ 9,562	$ 1,392

See notes to condensed consolidated financial statements.

SEVENSON ENVIRONMENTAL SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2000 AND 1999 - (UNAUDITED)
(IN THOUSANDS, EXCEPT SHARE DATA)
_______________________________________________________________________

	2000	1999
RECONCILIATION OF NET EARNINGS TO NET CASH PROVIDED BY (USED BY) OPERATING ACTIVITIES:
Net earnings	$ 9,542	$ 6,609
Adjustments to reconcile net earnings to net cash provided (used by) operating activities:
Depreciation and amortization	2,671	2,185
Increase in cash surrender value of life insurance	(225)	(180)
Provision for deferred income taxes	(5,208)	(43)
(Gain) loss on sale of marketable securities	(638)	(55)
(Gain) loss on sale of fixed assets	(22)	8
Change in assets and liabilities affecting cash flow:
Accounts receivable	(5,787)	(31,925)
Material and supply inventories	2	(22)
Costs and estimated earnings on contracts in progress in excess of related billings	(396)	424
Prepaid expenses and other current assets	131	11
Other assets	448	12
Accounts payable	(3,055)	8,393
Compensation, income taxes and other current liabilities	6,000	3,276
Amounts billed in excess of costs and estimated earnings on contracts in progress	782	5,259

NET CASH PROVIDED BY (USED BY) OPERATING ACTIVITIES:	$ 4,245	$ (6,048)

See notes to condensed consolidated financial statements.

SEVENSON ENVIRONMENTAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED)
NINE MONTH PERIODS ENDED SEPTEMBER 30, 2000 AND 1999
_______________________________________________________________________
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

3.

STOCK DIVIDEND

The Board of Directors announced on August 8, 2000, the declaration of a 10% stock dividend payable on August 29, 2000 to shareholders of record on August 22, 2000. The basic and diluted weighted average number of shares outstanding and earnings per share information for prior reporting periods have been restated to reflect the effects of the stock dividend.

4.	TREASURY STOCK On August 8, 2000, the Board of Directors canceled the 1,111,451 shares of $.01 par value common stock held in treasury.
5.

GAIN ON SALE OF INVESTMENT

The Company disposed of its investment in Powerize.com ("Powerize") on August 1, 2000. For its investment in Powerize.com, the Company received from Hoover's, Inc. ("Hoover's") approximately $1 million in cash, 315,490 shares of Hoover's stock, and an agreement from Hoover's to pay off the outstanding note receivable ($1,500,000 at September 30, 2000) Powerize owes the Company. The transaction resulted in the Company recording a gain of approximately $300,000 on sale of this investment.

ITEM 2 -	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Third quarter revenues were $39,033,000, down 9% from last year's record third quarter revenues of $42,909,000. Revenues were down due to slightly lower backlog at the beginning of the quarter, $111 million versus $115 million at the beginning of last year's third quarter, and because last year's third quarter revenues were boosted by a large project which had no counterpart this year.

Backlog at the end of the third quarter was $103 million compared to a record $109 million a year earlier and $98 million two years earlier. During the third quarter, the Company received new contracts and additions to existing contracts ("new backlog") totaling $31 million compared to $37 million and $55 million in the third quarter of 1999 and 1998 respectively. During the nine months ended September 30th, the Company added $81 million in new backlog compared to $107 million and $101 million in the same 9 months of 1999 and 1998 respectively. The decline in new backlog in 2000 compared to 1999 and 1998 was due to fewer and smaller-sized new contract opportunities. The Company does not believe that this decline is indicative of anything more than the random timing of the emergence of projects which is typical of the Company's contracting business.

Third quarter earnings from operations were $6,964,000 compared to $4,718,000 in the third quarter last year, a 48% increase. Earnings were up due to higher gross margin. Gross margin was 24.4% versus 17% last year. Gross margin varies, often widely, from quarter to quarter dependent upon numerous factors including seasonal effects and the nature, size and mix of projects underway during any given quarter. The Company considers gross margin in the range of 17% to 27% to be normal. Gross margin in the third quarter was in the upper part of this range due to project cost controls and generally favorable project conditions. Gross margin for the nine months ended September 30th was 23.8% compared to 19.0% for the same nine months of 1999. Gross margin was higher in 2000 for the same reasons mentioned for the third quarter and additionally because of the favorable resolution of contract issues and cost contingencies on several projects in the second quarter. A further condition which has been beneficial to gross margin is a moderate competitive environment.

Third quarter selling, general and administrative expense was $2,545,000, down slightly from last year's third quarter SG&A expense of $2,588,000.

Third quarter interest income was $713,000 compared to $524,000 last year. The increase was due to higher interest rates and higher invested balances. A gain of $432,000 was realized on sale of marketable securities compared to $202,000 last year.

The Company recognized a net loss of $170,000, down from a loss of $361,000 last year, on its investment in Powerize.com, Inc., an internet-based information service provider. During the quarter Powerize.com merged with Hoover's, Inc. (Nasdaq: HOOV); the Company recognized a gain of $300,000 on its disposition of its investment in Powerize.com.

A Company-owned Brownfield site produced net rental income of $191,000.

The quarter's effective tax rate was 38.8%, the same rate as last year's third quarter.

For the nine months ended September 30th, the Company had revenues of $25 million from federal government contracts which were awarded based on competition restricted to "small business" firms. To qualify as a "small business" a firm must have averaged fewer than 500 employees over the latest 12 month period. For the 12 months ended September 30th, the Company averaged over 470 employees. At the Company's current level of activity, the Company expects its "small business" status to continue.

In 2001, the Company plans to adopt Statement of Financial Accounting Standards No. 133, "Accounting for Derivatives Instruments and Hedging Activities." This standard will require the Company to recognize all derivative financial instruments on its balance sheet at fair value with changes in fair value recorded to the statement of operations or comprehensive income, depending on the nature of the investment. The Company does not expect the adoption of the standard to have a material effect on the Company's financial statements.

LIQUIDITY AND CAPITAL RESOURCES

For the nine months ended September 30th, operating activities produced net cash of $4,245,000 compared to net cash used in operating activities of $6,048,000 for the same nine months last year. Last year cash payments to subcontractors, suppliers and employees exceeded cash receipts from customers resulting in negative operating cash flow of $5,947,000. This year operating cash flow was a positive $7,433,000. Higher taxes paid ($5,098,000 this year versus $1,624,000 last year) offset operating cash flow to reduce the difference between this year's and last year's net cash produced by operating activities. Last year's payments to subcontractor's, etc., exceeded cash receipts form customers because of the timing of project activities and payment terms for projects in progress at that time.

Net cash used in investing activities was $4,286,000 compared to $2,960,000 in the first nine months last year. The difference was due to changes in the timing of the purchase and sale of investments, lower capital expenditures, and the sale last year of a Brownfield-related parcel of real property. In last year's period, the Company made greater capital expenditures ($5,311,000 compared to $2,204,000 this year) to replace older equipment and to expand the Company's inventory of water treatment and sediments handling equipment to meet then current needs.

The Company paid a regular quarterly dividend of 3.5 cents per share of Common Stock and 3.18 cents per share of Class B Common Stock on March 10, 2000, June 15, 2000 and August 29, 2000. Total dividends paid amounted to $932,000. The Company also paid a 10% stock dividend on August 29, 2000.

The Board of Directors has authorized the repurchase of up to $1,2000,000 shares of which 1,111,451 had been repurchased through September 30, 2000. The Company did not repurchase any shares during the first nine months of 2000.

In 1995 the Board of Directors authorized the Company to pursue the business strategy of acquiring, cleaning up and disposing of "Brownfield" sites, real property that is unmarketable or of substantially reduced value due to the presence of contamination. In 1996 the Company acquired interests in, and commenced the cleanup process at, two Brownfield sites. In 1997 the cleanup and sale of one of these sites were completed and the Company acquired interests in one additional site. Since 1997 no new sites have been purchased. In 1998, the Company purchased the interest of another party in one of the sites. During 1999, the Company sold a parcel of non-Brownfield property which had been acquired as part of the acquisition of an adjacent Brownfield site; the Company retains the Brownfield site itself. As of September 30, 2000, the Company's investment in Brownfield sites was $9.7 million. The Company is not actively seeking new Brownfield sites to acquire and does not expect to be making further investments in Brownfield sites beyond the continuing cleanup costs of the one site.

Beginning in 1999 the Company invested in, and made advances to, Powerize.com, Inc., totaling $7.2 million. Powerize was a closely-held, emerging internet information services provider. On July 12, 2000, Powerize agreed to be acquired by Hoover's, Inc. (Nasdaq: HOOV) for cash and stock. That transaction closed on August 1, 2000. In exchange for its investment in, and advances to, Powerize, the Company received approximately $1 million in cash, 315,490 Hoover's common shares, and a promissory note for $1.5 million guaranteed by Hoover's. The Company recognized a gain of $300,000 on its disposition of its investment in Powerize.com.

On September 30, 2000, the Company had working capital of $76.0 million versus $60.3 million a year earlier. Working capital included $56.4 million in cash, cash equivalents and marketable securities. The Company expects that existing funds and cash generated by operations will be sufficient to meet all working capital and capital investment needs for the foreseeable future.

FORWARD-LOOKING STATEMENTS

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
No reports on Form 8-K have been filed during the quarter (13 weeks) ended September 30, 2000.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunder duly authorized.

Dated: November 10, 2000	SEVENSON ENVIRONMENTAL SERVICES, INC. /s/ William J. McDermott William J. McDermott Vice President, Secretary and Chief Financial Officer