Form 10-K
period 2000-12-31
SEVENSON ENVIRONMENTAL SERVICES INC
filed 2001-03-30
CIK 846976

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

Annual Report Under Section 13 or 15(d)
of the Securities and Exchange Act of 1934

For the Fiscal Year Ended December 31, 2000
Commission File No. 0-17536

SEVENSON ENVIRONMENTAL SERVICES, INC.
(Exact name of registrant as specified in its charter)

New York (State of Incorporation)	16-1091535 (IRS Employer Identification No.)

2749 Lockport Road Niagara Falls, NY 14305-2229 (Address of principal executive offices)

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
Exhibit Index appears on Page 15

As of March 14, 2001, 2,520,914 shares of Common Stock were outstanding, and the aggregate market value (based on the closing bid price quoted on the National Market tier of the NASDAQ Stock Market on March 14, 2001) of the Common Stock held by non-affiliates was approximately $27.7 million. As of the same date, 7,968,931 shares of Class B Common Stock were outstanding.

------------------------------------------------------------

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement for its 2001 Annual Meeting of Stockholders are incorporated by reference into Part II hereof. Portions of the Registrant's 2000 Annual Report to Stockholders are incorporated by reference into Part III hereof.

Cover Page 2 of 2 Pages
Exhibit Index appears on Page 15

PART I
ITEM 1.	BUSINESS

General

Sevenson provides a comprehensive range of field services for the remediation of sites and facilities contaminated by hazardous materials ("site remediation"). These services include on-site treatment, containment, and excavation and removal of contaminated materials. The Company also decontaminates, demolishes and closes contaminated industrial facilities and provides industrial cleaning services. Sevenson has performed site remediation field services since 1979, when it was selected as the principal contractor for the remediation of the Love Canal site in Niagara Falls, New York. The Company has also participated as an investor in ventures which acquire, clean up and sell contaminated sites ("brownfields").

The Company's strategy has been to capitalize on its extensive hazardous waste site remediation experience. The Company is one of only a few national companies recognized for its high degree of expertise in site remediation services.

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

Since its inception, the Company has been successful in marketing its services to both private and public sector customers. The following table summarizes revenue contribution from these customers during the last three years:
Contract Revenues (in Millions)	Years Ended December 31
	2000	1999	1998
Public Sector	$ 52.1 (41%)	$ 58.1 (46%)	$37.3 (44%)
Private Sector	$ 74.4 (59%)	$ 69.1 (54%)	$47.4 (56%)

Total	$ 126.5	$ 172.2	$84.7

The Company's customers include major industrial corporations and government agencies. Since entering the business in 1979, the Company has performed over 800 contracts, including contracts at 86 Superfund sites, with a combined value of over $1 billion.

In performing its services, Sevenson emphasizes safety, quality, timeliness and cost. The Company performs most work with its own employees and equipment, which allows the Company to maintain a high degree of control over its operations.

The Company operates nationwide, but most of its operations are in the eastern United States. It currently operates through offices in Niagara Falls, New York, Pittsburgh (Delmont, Pennsylvania), Philadelphia (Chadds Ford, Pennsylvania), Chicago (Merrillville, Indiana) and Los Angeles (Long Beach, California). The operations of Waste Stream Technology Inc., the Company's laboratory subsidiary, are conducted at office, laboratory and shop facilities in Buffalo, New York.

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

According to the EPA, as of January 23, 2001 there were 1,297 existing and proposed sites on the EPA's National Priorities List ("NPL"), of those 759 were listed as construction completed. In addition to the NPL sites, there are thousands of other lesser contaminated sites which will require cleanup. As more hazardous waste sites move out of the study and design phases of the remediation process, the demand for site remediation services will increase.

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

Slurry walls are relatively impermeable vertical barriers built below ground around a source of contamination to prevent the lateral movement of contaminated groundwater from the contaminated zone to the surrounding area. The walls extend from the ground surface down to an impermeable underground layer such as natural clay. Slurry walls are semi-permanent barriers which provide a relatively impermeable wall. The construction of slurry walls involves special techniques for constructing deep, narrow trenches and the careful mixing and placement of slurry (special mixture of water, clay and other materials).

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

Brownfields

The Company has participated in ventures which acquire, cleanup and sell contaminated sites ("brownfields"). The Company's participation generally has involved acting through a subsidiary as an investor in the venture, as well as the remediation contractor. The Company is not actively seeking new brownfields ventures.

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

Approximately 34%, 57% and 71% of revenues for 2000, 1999 and 1998, respectively, were the result of work awarded on the basis of competitive bids in both the public and private sectors.

Customers

The Company's two largest customers in 2000 accounted for 27% and 10% of 2000 revenues. The Company's two largest customers in 1999 accounted for 22% and 18% of 1999 revenues. The Company's two largest customers in 1998 accounted for 28% and 14% of 1998 revenues. No other customer accounted for more than 10% of total revenues in any of the three years in the period ended December 31, 2000. Because of the nature of the Company's business, which involves large, discrete contracts often completed within one year, customers that account for a significant portion of revenue in one year may represent an immaterial portion of revenue in subsequent years. The Company believes that the loss of the United States government as a customer would have a material adverse effect on its business.

For the year 2000, the Company had revenues of $33 million from United States government contracts which were awarded based on competition restricted to "small business" firms. To qualify as a "small business" a firm must have averaged fewer than 500 employees over the latest 12 month period. For the 12 months ended December 31, 2000, the Company's average was just over 471 employees. At the Company's current level of activity, the Company expects its "small business" status to continue.

Backlog

On December 31, 2000, the Company had an estimated backlog of work under contracts believed to be firm of approximately $93.7 million, as compared with an estimated backlog of approximately $112.6 million and $91.1 million on December 31, 1999 and 1998, respectively.

The value of backlog is subject to change as the scope of work on projects changes. Customers generally retain the right to change the scope of work with an appropriate increase or decrease in the contract price. Customers also usually retain the right to terminate contracts with the Company at any time, with or without cause. As a result, substantially all of the Company's backlog of $93.7 million at December 31, 2000 is subject to such right of termination.

For the foregoing reason and others, the Company believes that backlog is not necessarily indicative of revenues to be earned by the Company in the current year or subsequent periods.

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

Employees

As of March 14, 2001, the Company had 236 full-time permanent employees of whom 13 were officers, 82 were project management, engineering and estimating personnel, 33 were scientists and technical personnel, 6 were in business development and marketing, 32 were administrative personnel and 70 were field and shop personnel. In addition, the Company employs from 200 to 300 field workers on a temporary, as-needed basis. The Company's ability to retain and expand its staff of qualified engineers, estimators, technicians and field personnel will be an important factor in the Company's future success. To date the Company has not experienced difficulty in attracting and retaining qualified personnel and does not expect difficulty in the foreseeable future.

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

The following table summarizes the location and character of all significant property owned or leased by the Company as of February 28, 2001:
Property	Location	Square Footage	Lease Expiration
Headquarter Office, shop and yard facilities	Niagara Falls, NY	66,000	Owned
Office	Pittsburgh (Delmont, PA)	3,000	Owned
Office	Philadelphia (Chadds Ford, PA)	4,600	Month-to-Month
Office and shop	Chicago (Merrillvile, IN)	8,000	November 30,2004
Office	Long Beach, CA	2,000	December 31, 2001
Office, laboratory and shop Waste Stream Technology Inc.	Buffalo, NY	52,000	Owned

ITEM 3.	LEGAL PROCEEDINGS

No material legal proceedings to which the Company is a party are pending. The Company knows of no legal proceedings pending or judgments entered against any director or officer of the Company in his or her capacity as such.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers of the Company and their respective ages and positions with the Company are as follows:
Name	Age	Title
Michael A. Elia	49	President, Chief Executive Officer, Director
Laurence A. Elia	50	Vice President and Director
Richard A. Elia	47	Executive Vice President and Director
William J. McDermott	51	Vice President-Finance, Secretary and Director
Dena M. Armstrong	43	Treasurer, Assistant Vice President-Finance and Director

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

The following table sets forth the high and low price of the Company's Common Stock as reported by the NASDAQ Stock Market for the periods indicated:

YEAR	QUARTER	HIGH	LOW
2 0 0 0	4th Quarter	12.875	10.500
	3rd Quarter*	12.750	10.170
	2nd Quarter	10.682	8.750
	1st Quarter	10.000	8.239
1 9 9 9	4th Quarter	10 7/8	8 13/16
	3rd Quarter	11 5/8	8 3/4
	2nd Quarter	11 5/8	7 1/2
	1st Quarter	8	9 1/2
1 9 9 8	4th Quarter	9	7 3/8
	3rd Quarter	9	7 11/16
	2nd Quarter	10 1/8	8 3/8
	1st Quarter	12 1/2	8 1/2

*The company paid a 10% stock dividend on August 29, 2000. Low for the quarter occurred on July 5th. High occurred on September 5th and 7th.

(b)     Approximate Number of Holders of Each Class of Common Stock. As of March 14, 2001, 2,520,914 shares of the Company's Common Stock were outstanding and the number of holders of record of that class on that date was 54. Because a substantial number of the Company's Common shares are held in street name, the Company believes that the number of beneficial owners of its Common Stock exceeds 400. As of the same date, there were 7,968,931 shares of the Company's Class B Common Stock outstanding which were held by five stockholders (and their spouses) or in trust for their minor children.

(c)     Dividends. Since the third quarter of 1994 the Company has paid a regular quarterly dividend. For the fourth quarter of 2000, the dividend rate paid was 3.5&#162 per share of Common Stock and 3.18&#162 per share of Class B Common Stock.

ITEM 6.	SELECTED FINANCIAL DATA

The information included under the caption "Five Year Selected Financial Data" on page 5 of the Sevenson Environmental Services, Inc. 2000 Annual Report to Stockholders is incorporated herein by reference.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL DATA AND RESULTS OF OPERATIONS

"Management's Discussion and Analysis" on pages 6 through 8 of the Sevenson Environmental Services, Inc. 2000 Annual Report to Stockholders is incorporated herein by reference.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Consolidated Balance Sheets of the Company and its subsidiaries at December 31, 2000 and 1999, and the related Consolidated Statements of Earnings, Stockholders' Equity and Cash Flows for each of the three years in the period ended December 31, 2000, together with the report thereon of Deloitte & Touche LLP dated February 14, 2001, are contained on pages 9 through 23 of the Sevenson Environmental Services, Inc. 2000 Annual Report to Stockholders and are incorporated herein by reference. Supplementary quarterly financial information contained on page 23 under "Quarterly Results" is incorporated herein by reference.

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

The information regarding Directors is contained under the caption "Election of Directors" in the Company's definitive Proxy Statement involving the election of directors at its 2001 Annual Meeting of Stockholders which the Company will file with the Securities and Exchange Commission pursuant to Schedule 14A under the Securities Exchange Act of 1934, as amended, not later than 120 days after December 31, 2000 and is incorporated herein by reference. Information related to Executive Officers of the Company appears on page 10 of this Annual Report on Form 10-K. The information included under "Compliance with Section 16(a) of the Securities Exchange Act of 1934" in the Company's definitive Proxy Statement related to its 2001 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

This information is contained under the captions "Executive Compensation" and "Compensation Committee Interlocks and Insider Participation" in the Company's definitive Proxy Statement related to its 2001 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

This information is contained under the caption "Security Ownership of Management and Principal Stockholders" in the Company's definitive Proxy Statement related to its 2001 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

This information is contained under the caption "Certain Transactions" in the Company's definitive Proxy Statement related to its 2001 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV
ITEM 14.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)	The following documents are filed as part of this report:

1.

The financial statements and report of independent public accounts set forth on pages 9 through 23 of the Sevenson Environmental Services, Inc. 2000 Annual Report to Stockholders are incorporated by reference into this Annual Report on 10-K.

2.	Financial statement schedule.
The following financial statement schedules should be read in conjunction with the financial statements incorporated by reference in Item 8 of this Form 10-K Annual Report:
Page Independent Auditor's Report on Schedule................................... 18 Valuation and Qualifying Accounts............................................... 19

Schedules other than those listed above are omitted because of the absence of the conditions under which they are required or because the information called for is included in financial statements or notes thereto.

3.	Exhibits - See the Exhibit Index on page 15 of this Annual Report on Form 10-K.

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

(b)	Report on Form 8-K. No reports on Form 8-K were filed by the Company during the last quarter of its fiscal year ended December 31, 2000.

(c)	Exhibits Filed. See Item 14(a)(3) above.

(d)	Financial Statement Schedules. See Item 14(a)(2).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 14th day of March, 2001.
SEVENSON ENVIRONMENTAL SERVICES, INC. /s/ William J. McDermott William J. McDermott Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report has been signed on the 14th day of March, 2001 by the following persons in the capacities indicated:

/s/ Michael A. Elia Michael A. Elia, Director and President (Chief Executive Officer)	/s/ Arthur A. Elia Arthur A. Elia, Director

/s/ Richard A. Elia Richard A. Elia, Director and Executive Vice President	/s/ Laurence A. Elia Laurence A. Elia, Director and Vice President

/s/ William J. McDermott William J. McDermott, Director Vice President and Secretary (Chief Financial Officer)	/s/ Dena M. Armstrong Dena M. Armstrong, Director, Treasurer and Assistant Vice President

/s/ Joseph J. Castiglia Joseph J. Castiglia, Director	/s/ Robert S. Kelso Robert S. Kelso, Director

Deloitte & Touche

INDEPENDENT AUDITORS' REPORT ON SCHEDULE

To the Board of Directors and Stockholders of
Sevenson Environmental Services, Inc.
Niagara Falls, New York

We have audited the consolidated financial statements of Sevenson Environmental Services, Inc. and Subsidiaries (the "Company") as of December 31, 2000 and 1999, and for each of the three years in the period ended December 31, 2000, and have issued our report thereon dated February 14, 2001; such consolidated financial statements and report are included in your 2000 Annual Report to Stockholders and are incorporated herein by reference. Our audits also included the financial statement schedule of Sevenson Environmental Services, Inc. and subsidiaries, listed in Item 14. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

Deloitte & Touche LLP

Buffalo, New York
February 14, 2001

SEVENSON ENVIRONMENTALSERVICES, INC.                                                                      SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS
COLUMN A Description	COLUMN B	COLUMN C Additions		COLUMN D	COLUMN E
	Balance at Beginning of Year	Charged to Cost and Expenses	Charged to Other Accounts	Deductions	Balance at End of Year
Allowance for doubtful accounts:
1998	$ 40,575	$ 0	$ 0	$ 0	$ 40,575
1999	40,575	$ 0	$ 0	$ 0	40,575
2000	40,575	$ 0	$ 0	$ 0	40,575

EXHIBIT INDEX

Exhibit No.
3.1*	Certificate of Incorporation
3.2**	By-Laws
9***	Voting Agreement dated April 3, 1989 among Michael A. Elia, Laurence A. Elia, Richard A. Elia, Alan Elia, Jr., and William J. McDermott.
10.2****	Agreement dated October 30,1981 between the Company and the Arthur A. Elia Trust, as amended and promissory note in the principal amounts of $1,000.000.
10.3****	Agreement dated October 30, 1981 between the Company and the Alan R. Elia Trust, as amended, and promissory note in the principal amount of $1,000,000.
10.5***	Stockholders Agreement dated April 3, 1989 among the Company, Michael A. Elia, Laurence A. Elia, Richard A. Elia, Alan Elia, Jr., and William J. McDermott.
10.6*****	Agreement dated as of January 1, 1997 between the Company and SCC Contracting, Inc.
10.7*****	Agreement dated as of January 1, 1997 between the Company and Sevenson Hotel Associates, Inc.
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
13

Sevenson Environmental Services, Inc.'s 2000 Annual Report to Stockholders (such report, except for those portions thereof which are expressly incorporated by reference in this Form 10-K Annual Report, is furnished for the information of the Commission and is not to be deemed "filed" as part of the Form 10-K).

21	Subsidiaries of the Registrant.
23	Consent of Independent Auditors

*       Incorporated by reference to Exhibit 3(a) of the Company's amended report on Form 10-Q/A for the quarter ended June 30, 1998.

**     Incorporated by reference to Exhibit 3(b) of the Company's amended report on Form 10-Q/A for the quarter ended June 30, 1998.

***    Incorporated by reference to the same exhibit numbers in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1990 (File No. 0-17536).

****  Incorporated by reference to the same exhibit numbers in the Company's registration statement on Form S-1 (File No. 0-17536).

*****  Incorporated by reference to the same exhibit numbers in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999 (File No. 0-17536).

EXHIBIT 13

Sevenson Environmental Services, Inc. 2000 Annual Report

Contents
Page

Annual Message to Stockholders
Financial Review
Consolidated Statements of Earnings
Consolidated Balance Sheets
Consolidated Statements of Cash Flows
Consolidated Statements of Stockholders'
Notes to Consolidated Financial Statements
Independent Auditors' Report
Management
Corporate Information

2-4 5-8 9 10-11 12-13 14 15-23 23 24 24

Corporate Profile

Sevenson provides a comprehensive range of services for the remediation of sites and facilities contaminated by hazardous materials. Founded as a general construction business in 1917, Sevenson entered the remediation business in 1979 when it became the principal contractor for the remediation of the Love Canal site, Niagara Falls, New York. Sevenson has performed over 864 projects with a combined value of over $1.1 billion, including projects at 86 Superfund sites.

Headquartered in Niagara Falls, New York, the Company and its subsidiaries also maintain offices in Pittsburgh, Philadelphia, Buffalo, Chicago and Los Angeles. Present full-time employees number 236.

Sevenson's common stock trades on the National Market tier of The Nasdaq Stock Market® under the symbol SEVN.

Notice of Annual Meeting

The Annual Meeting of the Stockholders of Sevenson Environmental Services, Inc., will be held on Tuesday, May 22, 2001 at 10:00 a.m. EDT at the Comfort Inn, One Prospect Point, Niagara Falls, New York 14303.

Forward-Looking Statements

Certain statements and information included herein constitute "forward-looking statements" within the meaning of the Federal Private Securities Litigation Reform Act of 1995. These forward-looking statements can generally be identified as such because the context of the statement will include words such as the Company "believes", "expects", "anticipates", "hopes", or words of similar import. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance, or achievements of the Company to be materially different from any future results, performance, or achievements expressed or implied in such forward-looking statements. You are urged to review the Company's Annual Report on Form 10-K for the year ended December 31, 2000, as well as all reports filed by the Company subsequent to the Form 10-K with the Securities and Exchange Commission under the Securities Exchange Act of 1934.

Financial Highlights
Sevenson Environmental Services, Inc. and Subsidiaries
For the years ended December 31 (In thousands except per share data)	2000	1999	1998

INCOME STATEMENT
Revenue	$126,499	$127,173	$ 84,700
Net Earnings	$ 12,105	$ 9,737	$ 6,545
Earnings Per Share	$ 1.15	$ 0.93	$ 0.60

Dividends Paid Per Share:
Common	$ 0.14	$ 0.14	$ 0.14
Class B Common	$ 0. 13	$ 0.13	$ 0.13
Weighted Average Common Shares Outstanding	10,490	10,493	10,940

BALANCE SHEET - December 31
Cash, Cash Equivalents and Marketable Securities	$ 60,017	$ 51,925	$ 59,924
Working Capital	$ 76,868	$ 64,716	$ 62,106
Total Assets	$129,799	$127,327	$103,464
Long-Term Debt	$ 2,459	$ 2,592	$ 2,245
Stockholders' Equity	$103,645	$ 93,278	$ 85,115
Common Shares Outstanding	10,490	10,490	10,500
Common Share Book Value	$ 9.88	$ 8.89	$ 8.11

To Our Stockholders:

The favorable conditions and trends which I described in last year's letter stayed with us throughout 2000. These allowed us to nearly duplicate 1999's record revenues and to produce record earnings. 2000 revenues were $126.5 million, just half a percent below 1999's record $127.2 million revenues. Net earnings were a record $12.1 million, or $1.15 per share, an increase of 24% over 1999's earnings of $9.7 million, or $0.93 per share.

The conditions and trends which I described in last year's letter and which have been largely responsible for our outstanding results the last two years are:

Federal government cleanup spending.

Despite mid-'90s concerns about the Superfund program and the absence of growth in the Superfund's budget, the Company benefitted from federal spending policies which devoted more Superfund dollars to actual cleanup work - which is what we do - as opposed to investigations, studies, overhead and other non-cleanup activities B things we do not do. In 2000 our work on federally-funded projects actually increased 20% even while our overall revenues were flat. We expect the new administration to continue existing spending policies.

Private sector cleanup spending.

The majority of our revenues come from private sector customers. This was true throughout the '90s and in 2000 as well. Almost three-fifths of 2000 revenues were from private sector customers.

Private sector revenue actually increased over 7% again in a year when overall revenues were flat. Private cleanup spending is driven by government enforcement of environmental laws and, to a lesser extent, by general economic conditions. Both of these factors acted beneficially over the last few years.

With a new administration and a slowing economy, how these factors will affect our business in 2001 and beyond is not yet clear.

Industry Consolidation.

In the '90s our industry matured and consolidated. Many of our principal competitors of the early '90s disappeared through mergers, acquisitions and departures. Consequently, competition eased and the nature of competition changed. Customers who in the past awarded contracts on a competitive bid basis modified their approach to include negotiation, strategic alliances and partnering. In 2000 we formalized partnering agreements with two Fortune 500 companies for remediation services at sites throughout the U.S. over the next 10 years. Of course, an easing or changing competitive environment will inevitably attract new competitors and we have begun to see this. In 2001 we expect the competitive situation to firm, but to continue to be moderate.

Dredging, dewatering and water treatment.

Since the mid-'90s the Company has built a capability and reputation for performing large-scale cleanups of contaminated sediments in waterways, lakes, ponds and industrial waste lagoons. These projects involve dredging, dewatering of sediments, and the treatment of contaminated water. They require specialized equipment and know-how which we possess. In 2000 over 15% of our revenues was from such projects. Throughout the country there are contaminated sediments in water which will require cleanup over the coming years. We are well positioned to compete for this work.

Brownfields.

Brownfields cleanup and redevelopment has been a theme of policy makers since the mid-'90s. Our company became involved then and had some early success. Over the last few years, it has become apparent to us that Brownfields redevelopment presents greater challenges than can be efficiently addressed under current regulatory, legal and business conditions. Until changes occur, we are not actively seeking new Brownfields projects.

Contract Backlog.

During 2000 we booked $108 million in new contracts and additions to existing contracts, a good showing but lower than the records of $149 million and $116 million set in 1999 and 1998 respectively. Consequently, our contract backlog at the end of 2000 was lower at $94 million versus $113 million a year earlier. The outlook for new bookings in 2001 appears to be positive. In January we added a $13 million Superfund project to backlog which is a good start.

Thanks are again in order to our entire staff for another great year. Special recognition and thanks are deserved by our project management and key operational people who spend most of the year away from home at projects which are often running extended hours 6 and even 7 days a week.

And thanks again to our stockholders for your support and confidence.

Cordially,

Michael A. Elia, President

February 14, 2001

Five-Year Selected Financial Data (In thousands, except per share amounts)

	Years Ended December 31,
	2000	1999	1998	1997	1996
INCOME STATEMENT DATA:
Revenue	$126,499	$127,173	$ 84,700	$ 81,939	$ 85,749
Earnings from Operations	16,306	13,120	6,862	3,670	6,946

Net Earnings	12,105	9,737	6,545	4,719	6,282

Basic and Diluted Earnings Per Share	$ 1.15	$ 0.93	$ 0.60	$ 0.42	$ 0.57

BALANCE SHEET DATA: DECEMBER 31
Working Capital	$ 76,868	$ 64,716	$ 62,106	$ 62,643	$ 65,738
Total Assets	129,799	127,327	103,464	99,272	97,085
Long-Term Debt (including current maturities)	2,459	2,592	2,245	2,000	2,000
Stockholders' Equity	103,645	93,278	85,115	84,373	80,135

Applicable per share amounts have been restated for the Company's 2000 stock dividend and 1997 stock split.

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

	Years Ended December 31,
	2000	1999	1998

Revenue	100.0%	100.0%	100.0%
Gross Margin	22.2	18.8	19.6
Selling, General & Administrative Expenses	9.3	8.5	11.5
Earnings from Operations	12.9	10.3	8.1
Earnings Before Income Taxes	15.3	12.1	11.7
Net Earnings	9.6	7.6	7.7

2000 versus 1999

2000 revenues were $126.5 million, 0.5% lower than record 1999 revenues of $127.2 million. The near record and record revenues of 2000 and 1999 resulted from record contract backlog at the beginning of both years. The two principal factors which led to record backlogs were (1) the increased number and size of contract opportunities in 1999 and 1998 and (2) competitors who were fewer and less aggressive than in prior years. These factors continued to be present throughout most of 2000 and contributed to backlog at year's end of $93.7 million which, although lower than the record backlog of a year earlier ($112.6 million), was high by historical standards (see 1999 versus 1998 below).

Earnings from operations were a record $16.3 million, 24% higher than the $13.1 million for 1999. Operating earnings were higher due to higher gross margin offset in part by higher selling, general and administrative (SG&A) expense. Gross margin was 22.2% compared to 18.8% in 1999.

Gross margin reflects the profit margins of projects active during the year. The profit margin for a particular project is the product of a number of factors including the nature of the project, competition and the impact of operational conditions on project execution. In 2000 gross margin was higher due to the positive effect of all these factors. Projects underway included a number of technically and operationally challenging projects which carry a higher margin. Also contributing to higher margins were favorable project site conditions, cost controls, and the favorable resolution of contract issues and cost contingencies on several projects.

Over the five years 1996 through 2000, the Company's gross margin ranged from a high of 22.2% (2000) to a low of 16.8% (1997). The Company believes that this range more or less defines a normal range for the Company's operations and expects that its gross margin will continue to fall within or near this range for the foreseeable future. For 2001 the Company is not expecting gross margin to be at the top of the range as in 2000.

SG&A expense was $11.8 million, up 9% from $10.8 million in 1999. Employee benefits, legal and accounting, and travel expense were the principal contributors to the increase. Increases in these and other areas were offset by savings from cessation of casino gaming initiatives and closing a branch office.

Interest income was $2,888,000, up 17% from the prior year's $2,468,000. Interest income increased due to higher interest rates and higher invested balances. The Company realized a net gain on sale of marketable securities of $481,000, up from $240,000 in 1999.

The Company recognized a net loss of $1,418,000, down from $1,483,000 in 1999, on its investment in Powerize.com, Inc., an internet-based information service provider. During the third quarter Powerize.com merged with Hoover's, Inc. (Nasdaq: HOOV); the Company recognized again of $300,000 on its sale of its investment in Powerize.com.

A Company-owned Brownfield site produced net rental income of $944,000 compared to $780,000 the same site produced in 1999.

The effective tax rate used in the provision for income taxes is 37.3% as compared to 36.5% in 1999. The higher rate was due to higher earnings from operations as a percentage of pre-tax earnings versus interest income. Interest income includes tax exempt and dividend income which have a lower effective tax rate.

For the year 2000, the Company had revenues of $33 million from federal government contracts which were awarded based on competition restricted to "small business" firms. To qualify as a "small business" a firm must have averaged fewer than 500 employees over the latest 12 month period. For the 12 months ended December 31, the Company's average was just over 471 employees. At the Company's current level of activity, the Company expects its "small business" status to continue.

In 2001, the Company plans to adopt Statement of Financial Accounting Standards No. 133, "Accounting for Derivatives Instruments and Hedging Activities." This standard will require the Company to recognize all derivative financial instruments on its balance sheet at fair value with changes in fair value recorded to the statement of operations or comprehensive income, depending on the nature of the investment. The Company has concluded the adoption of the standard will not have a material effect on the Company's financial statements.

1999 Versus 1998 -- 1999 revenues were a record $127.2 million compared to $84.7 million in 1998, a 50% increase. The previous record for annual revenues was $102.5 million in 1995. 1999's record revenues were a direct result of record backlog at the beginning of the year, $91.1 million (compared to $60.6 million at the beginning of 1998 and the previous record of $65.0 million at the beginning of 1997), and the receipt during the first quarter of a record (for the first quarter) $51.9 million in additional backlog. At the end of the first quarter the Company had a record backlog of $124.9 million compared to $62.0 million a year earlier and the previous record for that date of $77.0 million in 1994. One contract, a $23 million contract from the State of New York for work at the Cumberland Bay site near Plattsburgh, New York, accounted for a significant portion of the new backlog.

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

SG&A expense was $10,802,000, up 11% from $9,729,000 in 1998. Most of the increase was attributable to business development efforts including casino gaming initiatives, a new branch location for the Company's industrial services subsidiary, and general marketing. Expenses associated with the Company's installation of a new accounting software system also contributed to the increase in SG&A expense.

Interest income was $2,468,000 as compared to $2,377,000 in 1998. The increase was due to higher interest rates generally and to a higher proportion of taxable interest-bearing investments which bear a higher rate of interest than tax exempt investments. Realized gain on marketable securities was $240,000, down from $852,000 in 1998. Rising interest rates reduced the value of some longer term interest bearing investments. The Company recognized a net loss of $1,483,000 on an investment in Powerize.com, Inc., an emerging internet-based information service provider. The Company realized net rental income of $780,000 from a Brownfields property which the Company owns and is remediating.

The effective tax rate was 36.5% as compared to 33.8% in 1998. The higher rate was due to higher earnings from operations as a percentage of pre-tax earnings versus interest income. Interest income includes tax exempt and dividend income which have a lower effective tax rate.

Fluctuations in Quarterly Results -- The commencement or completion of projects within a particular quarter, the seasonal nature of the Company's business, the spending decisions of customers, and the timing of regulatory decisions relating to projects, among other factors, may cause the Company's results to vary significantly quarter to quarter and from year to year. The Company believes that these variations will continue in the future. The following selected financial data have been derived from unaudited interim financial statements which, in the opinion of the Company, include all adjustments (consisting of normal recurring accruals)necessary to fairly present the information for such periods. Quarterly results of operations are not necessarily indicative of results to be achieved for full fiscal years

2000 Quarter	Revenue	Net Earnings
	(In thousands)
1st	$21,080	$ 991
2nd	29,956	3,423
3rd	39,033	5,128
4th	36,430	2,553

1999 Quarter	Revenue	Net Earnings
	(In thousands)
1st	$18,108	$ 796
2nd	27,698	2,620
3rd	42,909	3,193
4th	38,477	3,128

Liquidity and Capital Resources

Net cash provided by operating activities was $10.5 million compared to $1.9 million in 1999. Cash receipts from customers were $126.1 million, or about 100% of revenue, as compared to $109.6 million, or about 86% of revenues, in 1999. This difference largely accounted for the substantial increase in net cash provided by operating activities in 2000 over 1999. Higher cash receipts in 2000 over 1999 can be attributed to several factors, but the most significant was higher revenues in 1999 over 1998. Higher revenues in the preceding year result in higher cash receipts the following year as receivables from the preceding year are collected.

Net cash used in investing activities was $963,000, down from $1,480,000 in 1999. In 1999 the Company sold investments to provide funds for investment in subsidiary and capital expenditures. In 2000, the purchase and sale of investments were substantially balanced as were investment in subsidiary and capital expenditures. Capital expenditures were lower in 2000, $3,539,000 versus a record $7,245,000 in 1999. Capital expenditure decisions are made based on the equipment needs of current projects, the availability of needed equipment (either from the Company's fleet or by rental), and the anticipated future usefulness of equipment if purchased.

The Company paid a regular quarterly dividend of 3.5 cents per share of Common Stock and 3.18 cents per share of Class B Common Stock. Total dividends paid were $1.3 million. The Company also paid a 10% stock dividend on August 29, 2000.

The Board of Directors has authorized the repurchase of up to 1,200,000 shares of which 1,111,451 had been repurchased through December 31, 1999. The Company cancelled its 1,111,451 treasury shares on August 8, 2000. No shares were repurchased during 2000.

In 1995 the Board of Directors authorized the Company to pursue the business strategy of acquiring, cleaning up and disposing of "Brownfield" sites, real property that is unmarketable or of substantially reduced value due to the presence of contamination. In 1996 the Company acquired interests in, and commenced the cleanup process at, two Brownfield sites. In 1997 the cleanup and sale of one of these sites were completed and the Company acquired interests in one additional site. Since 1997 no new sites have been purchased. In 1998, the Company purchased the interest of another party in one of the sites. During 1999, the Company sold a parcel of non-Brownfield property which had been acquired as part of the acquisition of an adjacent Brownfield site; the Company retains the Brownfield site itself. At the end of 2000, the Company's investment in Brownfield sites was $9.7 million. The Company will invest further funds in the cleanup of one of the remaining sites (cleanup at the other sites is substantially complete). The Company is not actively seeking new Brownfield ventures.

During 1999 the company invested $5.2 million in Powerize.com, Inc., a closely-held, emerging internet information services provider. In 2000 Powerize.com was acquired by Hoover's, Inc. (Nasdaq: HOOV).

On December 31, 2000, the Company had working capital of $76.9 million versus $64.7 million a year earlier. Working capital included $60.0 million in cash, cash equivalents and marketable securities. The Company expects that existing funds and cash generated by operations will be sufficient to meet all working capital and capital investment needs for the foreseeable future.

Consolidated Statements of Earnings
Sevenson Environmental Services, Inc. and Subsidiaries
(in thousands, except share data)	Years ended December 31,
	2000	1999	1998

REVENUE (Note 10)	$ 126,499	$ 127,173	$ 84,700

COSTS AND EXPENSES:
Direct and indirect costs	98,376	103,251	68,109
Selling, general and administrative (Note 1)	11,817	10,802	9,729
	110,193	114,053	77,838
EARNINGS FROM OPERATIONS	16,306	13,120	6,862

OTHER:
Interest income	2,888	2,468	2,377
Interest expense	(186)	(185)	(210)
Realized net gain on sale of marketable securities	481	240	852
Equity in net loss of subsidiary	(1,418)	(1,483)	0
Gain on sale of investment	300	0	0
Other income	944	1,187	0
	3,099	2,227	3,019
EARNINGS BEFORE INCOME TAXES	19,315	15,347	9,881

INCOME TAXES (Notes 1 and 7)	7,210	5,610	3,336

NET EARNINGS	$ 12,105	$ 9,737	$ 6,545

BASIC AND DILUTED EARNINGS PER SHARE (Note 1)	$ 1.15	$ 0.93	$ 0.60

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	10,489,845	10,492,627	10,940,386

CASH DIVIDENDS PER SHARE:
Common Stock	$ 0.14	$ .14	$ 0.14
Common B Common Stock	$ 0.13	$ 0.13	$ 0.13

Note:  The weighted average number of shares outstanding and basic and diluted earnings per share information for all prior reporting periods have been restated to reflect the effects of the 10% stock dividend which was paid on August 29, 2000 .

See notes to consolidated financial statements.

Consolidated Balance Sheets
Sevenson Environmental Services, Inc. and Subsidiaries
(In thousands, except share data)	December 31,

	2000	1999
Assets

CURRENT ASSETS:
Cash and cash equivalents (Note 1)	$ 19,146	$ 11,053
Marketable securities (Note 2)	40,871	40,872
Accounts receivable, net (Note 3)	35,408	39,882
Note receivable	1,250	0
Costs and estimated earnings on contracts in progress in excess of related billings Notes 1 and 4)	893	1,045
Prepaid expenses and other current assets	931	878

Total current assets	98,499	93,730

PROPERTY AND EQUIPMENT (Note 1)
Land	323	323
Buildings and improvements	3,549	3,549
Construction and field equipment	27,187	24,556
Vehicles	6,143	5,868
Office furniture and equipment	2 ,174	2,084
	39,376	36,380
Less accumulated depreciation	22,192	19,120
Total property and equipment, net	17,184	17,260

INVESTMENT IN BROWNFIELD REAL ESTATE (Note 1)	9,717	8,866

OTHER ASSETS (Note 1)	4,399	7,471

TOTAL ASSETS	$129,799	$127,327

See notes to consolidated financial statements.

	December 31,
	2000	1999
Liabilities and Stockholders' Equity

CURRENT LIABILITIES:
Accounts payable:
Current	$ 9,245	$ 11,888
Retentions	590	676
Notes payable -- current (Note 5)	1,392	1,393
Compensation, income taxes and other current liabilities (Note 7)	721	1,867
Deferred income taxes (Notes 1 and 7)	0	141
Amounts billed in excess of costs and estimated earnings on contracts in progress (Note 1 and 4)	9,683	13,049
Total current liabilities	21,631	29,014

DEFERRED INCOME TAXES (Notes 1 and 7)	2,064	2,443

NOTES PAYABLE (Note 5)	2,459	2,592

COMMITMENTS AND CONTINGENCIES (Note 11)

STOCKHOLDERS' EQUITY (Note 1, 6 and 9):
Common Stock, $.01 par value: Authorized 12,000,000 shares, Issued 2,520,914 and 3,253,470 shares	25	33
Class B Common Stock, $.01 par value: Authorized 8,000,000 shares, Issued 7,968,931 and 7,394,210 shares	80	74
Preferred Stock, $.01 par value: Authorized 1,000,000 shares, Outstanding - none	0	0
Additional paid-in capital	35,922	25,420
Retained earnings	67,268	75,499
	103,295	101,026
Treasury stock (0 and 1,111,451 shares common stock, at cost)	0	(8,563)
	103,295	92,463
Accumulated other comprehensive income: Unrealized gain on marketable securities, net of tax (Note 2)	350	815

Total stockholders' equity	103,645	93,278

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$129,799	$127,327

See notes to consolidated financial statements.

Consolidated Statements of Cash Flows
Sevenson Environmental Services, Inc.
(In thousands)	Years ended December 31,
	2000	1999	1998

CASH FLOWS FROM OPERATING ACTIVITIES:
Cash receipts from customers	$ 126,077	$ 109,648	$ 92,699
Cash payments to subcontrators, suppliers and employees	(109,338)	(105,483)	(76,074)
Interest received	2,888	2,468	2,377
Interest paid	(186)	(185)	(210)
Taxes paid	(8,986)	(4,595)	(3,412)
Tax refunds received	8	66	421
Net cash provided by operating activities	10,463	1,919	15,801
CASH FLOWS FROM INVESTING ACTIVITIES:
Investments purchased	(22,708)	(26,893)	(23,258)
Investments sold	22,803	40,314	22,054
Investment in subsidiary	3,814	(5,297)	0
Capital expenditures	(3,539)	(7,245)	(1,276)
Acquisition and remediation costs	(881)	(2,079)	(2,349)
Change in notes receivable	0	0	459
Proceeds from sale of fixed assets	22	16	7
Net rental income from Brownfields property	944	1,187	0
Equity in net loss of subsidiary	(1,418)	(1,483)	0
Proceeds from the sale of real estate	0	0	69
Net cash used in investing activities	963)	1,480)	(4,294)

CASH FLOWS FROM FINANCING ACTIVITIES:
Debt proceeds	1,280	1,661	1,073
Principal payments of debt	(1,415)	(583)	(166)
Acquisition of treasury stock	0	(76)	(4,764)
Dividends paid	(1,272)	(1,239)	(1,321)
Net cash used in financing activities	(1,407)	(237)	(5,178)

NET CHANGE IN CASH AND CASH EQUIVALENTS	8,093	202	6,329

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	11,053	10,851	4,522
CASH AND CASH EQUIVALENTS, END OF YEAR	$ 19,146	$ 11,053	$ 10,851
RECONCILIATION OF NET EARNINGS TO NET CASH PROVIDED BY OPERATING ACTIVITES:
Net earnings	$ 12,105	$ 9,737	$ 6,545
Adjustments to reconcile net earnings to net cash Provided by operating activities:
Depreciation and amortization	3,617	3,041	2,548
Increase in cash surrender value of life insurance	(334)	(353)	(331)
Provision for deferred income taxes	(259)	831	(395)
Gain (loss) on sale of real estate	0	0	40
Gain on sale of marketable securities	(481)	(240)	(852)
(Gain) loss on sale of fixed assets	(22)	(16)	15
Change in assets and liabilities affecting cash flow:
Accounts and notes receivable	2,814	(26,443)	3,093
Costs and estimated earnings on contracts in progress in excess of related billings	152	1,469	2,333
Prepaid expenses and other current assets	(55)	(264)	67
Other assets	166	306	(17)
Accounts payable	(2,728)	6,647	(125)
Compensation, income taxes and other current liabilities	(1,146)	(261)	361
Amounts billed in excess of costs and estimated earnings on contracts in progress	(3,366)	7,465	2,519
NET CASH PROVIDED BY OPERATING ACTIVITIES	$ 10,463	$ 1,919	$ 15,801

See notes to consolidated financial statements.

Consolidated Statements of Stockholders' Equity (Note 6)
Sevenson Environmental Services, Inc. and Subsidiaries

Years ended December 31, 2000, 1999 and 1998 (In thousands, except share data)
							Other Comprehensive Income
	Total	Common Stock	Class B Common Stock	Additional Pain-in Capital	Retained Earnings	Treasury Stock	Unrealized Gain (Loss) on Marketable Securities	Cumulative Translation

Balance January 1, 1998	$ 84,373	$ 316	$ 748	$ 24,463	$ 61,872	$(3,723)	$ 792	$ (95)

Purchase of 583,811 treasury shares of common stock	(4,764)	0	0	0	0	(4,764)	0	0
Conversion of 51,590 shares Class B common stock to common stock	0	1	(1)	0	0	0	0	0
Conversion to $.01 par value	0	(284)	(673)	957	0	0	0	0
Cash dividends paid	(1,321)	0	0	0	(1,321)	0	0	0
Liquidation of Canadian subsidiary	0	0	0	0	(95)	0	0	95
Comprehensive income:
Change in unrealized gain on marketable securities, net tax of $138	282	0	0	0	0	0	282	0
Net earnings	6,545	0	0	0	6,545	0	0	0
Total comprehensive income	6,827	0	0	0	6,545	0	82	0
Balance, December 31, 1998	$85,115	$ 33	$ 74	$ 25,420	$ 67,001	$(8,487)	$ 1,074	$ 0

Purchase of 9,400 treasury shares from common stock	(76)	0	0	0	0	(76)	0	0
Conversion of 40,640 shares of Class B common stock to common stock	0	0	0	0	0	0	0	0
Cash dividends paid	(1,239)	0	0	0	(1,239)	0	0	0
Comprehensive income:
Change in unrealized gain on marketable securities, net of tax $(149)	(259)	0	0	0	0	0	(259)	0
Net earnings	9,737	0	0	0	9,737	0	0	0
Total comprehensive income	9,478	0	0	0	9,737	0	(259)	0
Balance, December 31, 1999	$ 93,278	$ 33	$ 74	$ 25,420	$ 75,499	$ (8,563)	$ 815	$ 0

Conversion of 152,200 shares of Class B common stock to common stock	0	1	(1)	0	0	0	0	0
Cash dividends paid	(1,272)	0	0	0	(1,272)	0	0	0
Stock dividend	0	2	8	10,502	(10,512)	0	0	0
Treasury stock retirement	0	(10)	(1)	0	(8,552)	8,563	0	0

Comprehensive income:
Change in unrealized gain on marketable securities, net of tax $(277)	(465)	0	0	0	0	0	(465)	0
Net earnings	12,105	0	0	0	12,105	0	0	0
Total comprehensive income	11,640	0	0	0	12,105	0	(465)	0
Balance, December 31, 2000	$103,645	$ 25	$ 80	$ 35,922	$ 67,268	$ 0	$ 350	$ 0

Notes to Consolidated Financial Statements
Sevenson Environmental Services, Inc.

Years ended December 31, 2000, 1999 and 1998
(in thousands, except per share data)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of the Business -- Sevenson Environmental Services, Inc. (the "Company") was incorporated in the State of New York in 1977 and changed its state of incorporation to Delaware in 1989. Effective May 19, 1998, the Company was re-incorporated in New York as a result of a merger with its predecessor of the same name. The Company provides a comprehensive range of field services for the remediation of sites and facilities contaminated by hazardous materials including some Company-owned Brownfields. The Company's site remediation field services include on-site treatment, containment, and excavation and removal of contaminated materials. Other company services include the decontamination, demolishing, and closing of deactivated industrial facilities and industrial cleaning and decontamination services to operating plants and refineries. The remediation process consists of three phases, namely, site assessment, remedial design, and site remediation. The third phase is the field implementation of the site remediation plan and is the phase in which the Company participates.

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

Basis of Presentation -- All wholly-owned and majority-owned subsidiary companies are included in the consolidated financial statements of the Company. The equity method of accounting is used for companies and other investments in which the Company has significant influence, generally this represents common stock ownership of at least 20% and not more than 50%. All significant intercompany accounts and transactions have been eliminated.

Related Party Transactions -- SCC Contracting, Inc. ("SCC"), a construction company owned by the five principal shareholders of the Company, has been, and is expected to continue to be, operated out of office facilities owned by the Company and has used, and is expected to continue to use, to varying degrees, the Company's office personnel, yard and shop facilities, computer resources, equipment and services of the same management and other personnel. The Company rents equipment owned by SCC for which the Company pays the fair market rental rate.

A formal agreement between the Company and SCC was adopted to provide guidelines for the performance and pricing of intercompany services and use of facilities. This services agreement specifies various formulae to determine charges to be made for the provision of services and facilities and equipment usage. The formulae are intended to fairly allocate expenses between the businesses. During the years ended December 31, 2000, 1999, and 1998, expenses allocated to SCC amounted to $109, $140 and $136, of which $28, $49 and $17 remained outstanding as of December 31, 2000, 1999 and 1998, respectively. During the years ended December 31, 2000, 1999 and 1998, SCC allocated expenses of $526, $338, and $168, respectively, to the Company related to the use of equipment, of which $184, $338, and $168 remained outstanding as of December 31, 2000, 1999 and 1998, respectively.

Segment Information -- The business operations of the Company are concentrated in one segment, which is the remediation of sites and facilities contaminated by hazardous materials including some Company-owned Brownfields.

Cash and Cash Equivalents -- Cash and cash equivalents represent demand deposits with banks, certificates of deposit held by banks or financial institutions, money market funds and commercial paper, all having original maturities of three months or less. The Company places its temporary cash investments with high credit quality financial institutions.

Investment in Brownfield Real Estate -- Investment in Brownfield real estate represents investments in wholly owned subsidiaries which own various tracts of contaminated land ("Brownfields"). The Company has agreed to perform site remediation services at the sites. The value of the asset includes the purchase price in addition to costs incurred in the site assessment, remedial design and site remediation. The Company expects the land to be sold upon remediation. The Company will recognize any gain or loss on the real estate transaction at time of sale. The Company has a tenant on one of its Brownfield properties and records related rental income as other income within its Statement of Earnings.

Fair Value -- The carrying amount for cash and cash equivalents, marketable securities and debt approximates its fair value. The Company's fair value of marketable securities is based on quoted market prices. The Company's fair value of its existing debt is based on current borrowing rates, similar terms and remaining maturities.

Other Assets -- Other assets represent the cash surrender value of officers' life insurance policies, investment in subsidiary and various other intangible assets. Intangible assets are amortized on a straight-line basis over the estimated useful lives of the assets, not to exceed 40 years.

Property, Equipment and Depreciation -- Property and equipment are carried at cost and are being depreciated using straight-line methods over the estimated useful lives of the related assets.

Method of Accounting for Contracts -- The accompanying consolidated financial statements have been prepared using the percentage-of-completion method of accounting and, therefore, take into account the costs, estimated earnings and revenue to date on contracts not yet completed. The amount of revenue recognized is not related to the progress billings to customers.

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

Operating Cycle -- Assets and liabilities related to contracts are included in current assets and current liabilities in the accompanying consolidated balance sheets, as they will be liquidated in the normal course of contract completion, although this may require more than one year.

Selling, General and Administrative Expenses -- These expenses are charged to operations as incurred and are not allocated to contract costs.

Income Taxes -- The Company provides for deferred taxes on all temporary differences (principally depreciation, prepaid expenses, bad debts and contract reserves) which are transactions reported for tax purposes in periods other than for financial reporting purposes.

Other Income -- Other income primarily represents rental income received from one of the Company-owned Brownfields.

Method of Accounting for Stock-Based Compensation -- The Company adopted Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation." As permitted in that standard, the Company has elected to continue to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for employee stock-based compensation.

Earnings Per Share -- Basic earnings per share (EPS) excludes dilution and is computed by dividing net income by the weighted average number of shares outstanding for the period. Diluted EPS would reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The calculation of diluted EPS does not consider the effects of antidilution. The diluted earnings per share calculation after rounding was not different than basic earnings per share calculation.

Comprehensive Income -- The Company has elected to display comprehensive income in the statements of stockholders' equity, net of reclassification adjustments. Reclassification adjustments are made to avoid double counting in comprehensive income items that are displayed as part of net income for a period that also had been displayed as part of other comprehensive income in that period or earlier periods. The reclassification adjustment before tax for the years ended December 31, 2000, 1999 and 1998 amounted to $(481), $(240), and $(852), respectively. The reclassification adjustment, net tax for the years ended December 31, 2000, 1999 and 1998 amounted to $(302), $(152) and $(571), respectively.

Accounting Standards Pronouncements -- In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities. In June 2000, the FASB issued SFAS No. 138, which amends certain provisions of SFAS No. 133 to clarify areas causing difficulties in implementation. The Statement, as amended, will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges of underlying transactions must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The Company has completed the process of evaluating the impact that will result from adopting SFAS No. 133, as amended. The Company has not identified any derivatives that meet criteria for a derivative instrument and does not participate in any hedging activities. As a result, management of the Company concluded that there will be no material effect on the Company's consolidated financial position, results of operations or cash flows resulting from the adoption of SFAS No. 133, as amended, during the first quarter of 2001.

Sale of Investment -- The Company disposed of its equity method investment in Powerize.com, the internet-based information service provider, on August 1, 2000. For its investment in Powerize.com, the Company received from Hoover's, Inc. ("Hoover's") approximately $1,000 in cash, 315,490 shares of Hoover's stock, and Hoover's guarantee of the payment of outstanding note receivable Powerize.com owes the Company ($1,250 at December 31, 2000). The transaction resulted in the Company's recording a gain of approximately $300, on sale of this investment. The shares of Hoover's stock received by the Company are recorded within marketable securities in the 2000 balance sheet. During 1999, the Company invested $5,297 in Powerize.com.

Financial information for Powerize.com included assets of $2,617 and liabilities of $2,700 at December 31, 1999 and net loss of $10,806 for the year ended December 31, 1999. The Company's equity in net loss of subsidiary for 2000 and 1999 totaled $1,418 and $1,483, respectively.

Estimates -- The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of revenues, expenses, assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements during the reported period. Actual results could differ from those estimates.

Reclassifications -- Certain reclassifications of 1999 and 1998 balances have been made to conform with classifications used in 2000.
2.	MARKETABLE SECURITIES

The portfolio of marketable securities consists of equity securities, debt securities, mutual funds and certificates of deposit classified as available-for-sale or trading securities. Investments are reported at fair value estimated based upon quoted market prices. Realized holding gains and losses are included in earnings. Unrealized holding gains and losses for available-for-sale securities are excluded from earnings and reported as a separate component of stockholders' equity, net of income taxes. Unrealized holding gains and losses for trading securities are included in earnings. The Company classifies debt securities as trading securities when it is the Company's intent to resell the securities with the objective of generating profits .

A summary of marketable securities at December 31, 2000 and 1999 follows:

	December 31,
	2000	1999
Available for sale:
Common stock	$ 10,118	$ 8,631
Preferred stock	0	58
U.S. Government securities	25,887	27,289
Mutual funds	3,268	4,894
Trading securities - at market, which approximates cost	1,598	0

Total	$40,871	$40,872

Gross unrealized holding gains and losses at December 31, 2000 approximated $2,007 and $1,448 respectively, and $2,043 and $757, respectively, at December 31, 1999.

Gross unrealized gains and losses by security are as follows:
	December 31,
	2000		1999
	Gross Unrealized Gains	Gross Unrealized Losses	Gross Unrealized Gains	Gross Unrealized Losses
Common stock	$ 1,502	$ 1,448	$ 1,961	$ 46
Preferred stock	0	0	10	0
U.S. Government securities	420	0	0	711
Mutual funds	85	0	72	0
	$ 2,007	$ 1,448	$ 2,043	$ 757

Contractual maturities for investments in debt securities available-for-sale at December 31, 2000 and 1999 are as follows:
	December 31,
	2000	1999
Due in one year or less	$ 3,230	$ 4,188
Due after one year through three years	12,378	9,016
Due after three years	11,877	14,085
Total	$27,485	$27,289

Actual maturities may differ from contractual maturities because some issuers have the right to prepay obligations. Should a need arise for additional funds, it is the Company's opinion that all securities are readily marketable thus the total investments in debt securities available for sale are included as current assets.

Gross gains of $1,414 in 2000, $1,468 in 1999, and $1,262 in 1998 and gross losses of approximately $933 in 2000, $1,228 in 1999 and $410 in 1998 were realized on the sale of investments. The cost of securities sold is based on the specific identification method.

3.	ACCOUNTS RECEIVABLE
	December 31,
	2000	1999

Current estimates	$ 31,034	$ 34,941
Retentions	4,177	4,348
Due from related companies, officers and employees	230	221
Other	8	413
	35,499	39,923
Less allowance for doubtful accounts	41	41
Total	$35,408	$39,882

The Company anticipates that substantially all retentions will be collected within the next year.
4.	CONTRACTS IN PROGRESS
	December 31,
	2000	1999

Accumulated expenditures on contracts in progress	$124,208	$112,256
Estimated earnings thereon	29,882	25,582
	154,090	137,838
Less applicable progress billings	162,880	149,842
Total	$ (8,790)	$(12,004)

The contracts are shown in the accompanying consolidated balance sheets as follows:
	December 31,
	2000	1999

Costs and estimated earnings on contracts in progress in excess of related billings	$ 893	$ 1,045
Billings on contracts in excess of costs and estimated earnings	(9,683)	(13,049)
Total	$ (8,790)	$(12,004)

5	NOTES PAYABLE

Notes payable represents: a) $2,000 owing to the former stockholders of a construction company purchased by the Company in 1981. Interest on these notes accrues at the rate of 9% per annum. These notes must be repaid within six months after each former stockholder' death. It is anticipated that repayment will be funded by insurance on the life of each former stockholder; b) notes for $1,417 and $1,605 were outstanding as of December 31, 2000 and 1999, respectively, with various vendors for the purchase of construction equipment. These notes mature at various dates between July 1, 2000 and October 20, 2003 and do not bear interest; c) additional notes for $380 were outstanding as of December 31, 2000 and 1999. These notes mature on September 1, 2001 and do not bear interest.
6.	CAPITAL STOCK

During 1998, the stockholders approved the Company's re-incorporation in New York State (see Note 1). In connection with such re-incorporation the par value of Common Stock and Class B Common Stock was reduced from $.10 per share to $.01 per share.

The authorized capital stock of the Company consists of 12,000,000 shares of Common Stock, $.01 par value, 8,000,000 shares of Class B Common Stock, $.01 par value, and 1,000,000 shares of Preferred Stock, $.01 par value. The Company has issued 2,520,914; 3,253,470; and 3,212,830 shares of Common Stock and 7,968,931; 7,394,210; and 7,434,850 shares of Class B Common Stock as of December 31, 2000, 1999 and 1998, respectively. No shares of Preferred Stock have been issued. Holders of Common Stock are entitled to elect 25% of the Board of Directors so long as the number of outstanding shares of Common Stock is at least 10% of the total number of outstanding shares of both classes of Common Stock.

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

Dividends paid in shares of Common Stock or Class B Common Stock may be paid as follows:

(i)

Shares of Common Stock may be paid to holders of shares of Common Stock or, if there is no Common Stock outstanding, to holders of Class B Common Stock, and shares of Class B Common Stock may be paid to holders of Class B Common Stock; and

(ii)

the same number of shares shall be paid in respect of each outstanding share of Common Stock and Class B Common Stock. At the option of the holder of record, each share of Class B Common Stock is convertible at any time into one share of Common Stock. During 2000,1999 and 1998, 152,200, 40,640, and 51,590 shares, respectively, of Class B Common Stock were converted into shares of Common Stock.

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

The Class B stockholders are parties to an agreement pursuant to which they have a pro rata right of first refusal to purchase shares of Class B Common Stock proposed to be sold or disposed of by any of them to persons other than family members or executive officers of the Company and their family members, so long as such persons are approved by a majority in interest of the holders of Class B Common Stock. To the extent the rights of first refusal are not exercised, such rights may be assigned to the Company. Transferees take their shares of Class B Common Stock subject to the Stockholders Agreement. If the right of first refusal is not exercised, the party proposing to dispose of Class B Common Stock must, prior to the disposition, convert such shares into shares of Common Stock.

The Class B stockholders are parties to a Voting Agreement pursuant to which all shares of Class B Common Stock are to be voted in accordance with the majority vote, except in situations in which there exist certain conflicts of interest. The Voting Agreement is for a term of ten years and is subject to renewal.

In August 1998, the Board of Directors increased to 1,200,000 the number of shares authorized for repurchase pursuant to a plan originally approved in 1990. Through December 31, 1999 the Company had repurchased a total of 1,111,451 shares for $8,563. On August 8, 2000, the Board of Directors canceled its 1,111,451 shares of $.01 par value Common Stock held in treasury.

The Board of Directors announced on August 8, 2000, the declaration of a 10% stock dividend payable on August 29, 2000 to shareholders of record on August 22, 2000. The basic and diluted weighted average number of shares outstanding and earnings per share information for prior reporting periods have been restated to reflect the effects of the stock dividend.
7.	INCOME TAXES

The provision for income taxes is comprised of the following:
	Year ended December 31,
	2000	1999	1998
Currently payable:
Federal	$ 6,221	$ 4,059	$ 3,043
State	1,248	720	688
	7,469	4,779	3,731
Deferred:
Federal	(258)	672	(337)
State	(1)	159	(58)
	(259)	831	(395)
Total	$ 7,210	$ 5,610	$ 3,336

A reconciliation of the federal statutory income tax rate to the effective income tax rate is as follows:
	Year ended December 31,
	2000	1999	1998

Provision based on statutory rate	35.0%	35.0%	34.0%
State income taxes, net of federal tax benefit	4.2	3.6	4.2
Tax-exempt interest and dividends	(0.9)	(1.5)	(4.6)
Other	(1.0)	(0.6)	0.2
Total	37.3%	36.5%	33.8%

Deferred taxes relating to temporary differences in the recognition of revenues and expenses for tax and financial reporting purposes is as follows:
	Year ended December 31,
	2000	1999	1998

Depreciation	$ (49)	$ 142	$ (247)
Prepaid expenses	7	39	(21)
Contract reserves	(71)	37	136
Contingency reserve	0	354	0
Investment in joint ventures	(147)	258	(282)
Other	1	1	19
Total	$ (259)	$ 831	$ (395)

At December 31, 2000 the components of net deferred tax assets/liabilities are as follows:
	December 31,
	2000	1999

Total of all deferred tax assets	$ 943	$ 606
Total of all deferred tax liabilities	$3,007	$3,190

Management has evaluated the available evidence about the future taxable income and other possible sources of realization of deferred tax assets. A valuation allowance against deferred tax assets at the balance-sheet date is not considered necessary because it is more likely than not the deferred tax asset will be fully realized.

The Company's consolidated U.S. Federal income tax returns have been audited and settled through the year 1995.

8.	PENSION PLANS

The Company participates in industry-wide pension, welfare and health benefit funds for its union employees. These plans are defined contribution plans. Total pension cost in the industry-wide pension, welfare and health benefit funds for union employees for the years ended December 31, 2000, 1999 and 1998 amounted to approximately $1,711, $2,039 and $1,100. Other eligible employees participate in a Company-sponsored defined contribution money purchase pension plan covering salaried and office employees and certain hourly employees of the Company for which contributions are made at the rate of 7.0% of defined compensation up to $61 and then 10.5% thereafter. No contribution will be calculated on compensation in excess of $170. Total pension expense for employees in the defined contribution plans for the years ended December 31, 2000, 1999, and 1998 amounted to $723, $543, and $640, respectively.

In addition, the Company has a defined contribution profit-sharing plan covering most regular non-union employees. The amount of contribution, if any, is at the discretion of the Board of Directors, and is not to exceed the maximum amount deductible for income tax purposes. Contributions of $500, $300 and $200 were made for the years ended December 31, 2000, 1999 and 1998, respectively.

No significant changes occurred during the period that affected comparability for the aforementioned pension plans, such as a change in the rate of employer contributions, a business combination, or a divestiture. The Company does not maintain any other post-retirement benefit plans.
9.	INCENTIVE STOCK PLAN

Effective March 1, 1989, the Company adopted the Sevenson Environmental Services, Inc. 1989 Incentive Stock Plan. The Plan is administered by the Compensation Committee of the Board of Directors and no member of the Committee may participate in the Plan, except that non-employee Directors, who may be members of the Committee, will receive a non-discretionary option of 4,800 shares of common stock thirty business days after their election to the Board. The Plan authorizes the Committee to grant to key employees, as it sees fit, incentive stock options, nonqualified stock options, stock appreciation rights and restricted stock. No incentive stock options may be granted after March 1, 1999 and none were granted before that date. Up to 600,000 shares of Common Stock are available for issuance under the Plan.

The option price per share of options and stock appreciation rights awarded under the Plan may not be less than the fair market value of the Common Stock at the time the option is granted. The total number of shares granted under these options at December 31, 2000 is 528,200, of which 277,720 shares are currently exercisable and 76,680 shares have been canceled. These options generally expire ten years from the date the options were granted and are subject to forfeiture if certain employment requirements are not met.

The following summarizes stock option activity for the three years ended December 31, 2000:
	Shares	Price Ranges Per Share
Outstanding
January 1, 1998	225,320	$6.88-$14.00
Granted	57,000	$8.00
Cancelled	(6,200)	$10.78-$14.00
Outstanding
December 31, 1998	276,120	$6.88-$14.00
Granted	58,500	$9.75
Cancelled	(9,300)	$6.88-$14.00
Outstanding
December 31, 1999	325,320	$6.88-$14.00
Granted	63,000	$11.25
Cancelled	(21,600)	$6.88-$14.00
Outstanding December 31, 2000	366,720

	Options Outstanding
Range of Exercise Prices	Number Outstanding at December 31, 2000	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price

$6.88 - $9.75	172,620	6.1 years	$ 8.07
$10.63 - $14.00	194,100	7.4 years	11.72
	366,720

	Options Exercisable
Range of Exercise Prices	Number Exercisable at December 31, 2000	Weighted Average Exercise Price

$6.88 - $9.75	150,920	$ 8.52
$10.63 - $14.00	126,800	11.92
	277,720

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

At December 31, 2000 and 1999, the Company had 366,720 and 325,320 shares outstanding related to stock options with exercise prices of $6.88 to $14.00 in both years at a weighted-average exercise price of $10.00 and $9.76, respectively, and with a weighted-average remaining contractual life in years of 6.8 and 7.0, respectively. Stock options with respect to 277,720 and 236,940 shares were exercisable at December 31, 2000 and 1999, respectively at a weighted-average exercise price of $10.07 and $10.15. The weighted-average fair value of stock options granted for the years ended December 31, 2000 and 1999, were $6.35 and $5.41 respectively.

Pro forma information regarding net income and earnings per common share is required by SFAS No. 123 and has been determined as if the Company had accounted for its employee stock options and awards under the fair value method of that standard. The fair value of those stock options were estimated at the date of grant using a binomial option pricing model with the following weighted-average assumptions for the years ended December 31, 2000 and 1999: risk-free interest rates of 5.25% and 8.50%, respectively; dividend yields of 1.2% and 1.4%, respectively; volatility factors of the expected market price of the Company's common stock of 46% and 37%, respectively; and a weighted-average expected life of 6.9 and 7.0, respectively.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma net earnings and net earnings per common share for the years ended December 31, 2000, 1999, and 1998 were $11,854, $9,535, and $6,416 and $1.13, $1.00, and $.65, respectively.
10.	MAJOR CUSTOMERS

The Company's two largest customers in 2000 accounted for 27% and 10% of 2000 revenues. The Company's two largest customers in 1999 accounted for 22% and 18% of 1999 revenues. The Company's two largest customers in 1998 accounted for 28% and 14% of 1998 revenues. Due to the nature of the Company's business, major customers fluctuate from year to year. No other customer accounted for more than 10% of total revenues in any of the three years in the period ended December 31, 2000.
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

The following schedule shows a reconciliation of backlog representing the amount of revenue the Company expects to realize from work to be performed on uncompleted contracts in progress at December 31, 2000, 1999 and 1998 and from contractual agreements on which work has not yet begun.
	2000	1999	1998

Balance, January 1	$112,593	$ 91,093	$ 60,596
Contract adjustments	26,429	18,336	19,756
New contracts	81,189	130,915	95,953
	220,211	240,344	176,305
Less contract revenue earned	126,499	127,751	85,212
Balance, December 31	$ 93,712	$112,593	$ 91,093

13.	QUARTERLY RESULTS (UNAUDITED)

Unaudited summarized results for each quarter in 2000 and 1999 are as follows:
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2000:
Revenues	$ 21,080	$ 29,956	$ 39,033	$ 36,430
Gross margin	3,872	8,083	9,509	6,659
Provision for income taxes	546	2,122	3,254	1,298
Net earnings	991	3,423	5,128	2,553
Basic and diluted earnings per share	0.09	0.33	0.49	0.24

1999:
Revenues	$ 18,108	$ 27,698	$ 42,909	$ 38,477
Gross margin	3,639	5,935	7,306	7,061
Provision for income taxes	456	1,181	2,031	1,942
Net earnings	796	2,620	3,193	3,128
Basic and diluted earnings per share	0.08	0.25	0.30	0.30

Independent Auditors' Report

To the Board of Directors and Stockholders
Sevenson Environmental Services, Inc.
Niagara Falls, New York

We have audited the accompanying consolidated balance sheets of Sevenson Environmental Services, Inc. and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of earnings, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Sevenson Environmental Services, Inc. and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.

DELOITTE AND TOUCHE LLP
February 14, 2001

Sevenson Environmental Services, Inc.
Management

Board of Directors

Michael A. Elia
President and
Chief Executive Officer

Arthur A. Elia
Former President and
Chief Executive Officer

Laurence A. Elia
Vice President

Richard A. Elia
Executive Vice President

William J. McDermott
Vice President,
Chief Financial Officer and Secretary

Dena M. Armstrong
Treasurer and
Assistant Vice President

Joseph J. Castiglia
Former Vice Chairman,
President and
Chief Executive Officer,
Pratt & Lambert United, Inc.
(paint, industrial coatings and
adhesives manufacturer)

Robert S. Kelso
Former President and
Chief Executive Officer,
Calspan Corporation
(an aerospace research and
development company)

Audit Committee

Joseph J. Castiglia
Robert S. Kelso

Officers

Michael A. Elia
President and
Chief Executive Officer

Richard A. Elia
Executive Vice President

Laurence A. Elia
Vice President

William J. McDermott
Vice Presldent,
Chief Financial Officer
and Secretary

Dena M. Armstrong
Treasurer and
Assistant Vice President

Paul C. Thomson
Vice President

Mason G. Wheeler
Vice President

Paul J. Hitcho, Ph.D.
Vice President and
Director of Health
and Safety

John C. Robbins, P.E.
Vice President

Philip R. DeLuca
Vice President

Michael L. Lock
Vice President

Alan R. Elia, Jr.
Vice President

Edward M. Oddo
Vice President

Corporate Information

Headquarters
2749 Lockport Road
Niagara Falls, NY 14305-2229
(716) 284-0431
www.sevenson.com

Offices

Chicago
8270 Whitcomb Street
Merrillville, Indiana 46410
(219) 756-4686

Los Angeles
2301 E. 28th Street
Suite 301
Long Beach, CA 90806
(562) 424-2671

Philadelphia
4 Lake View Drive
Chadds Ford, PA 19317
(215) 388-0721

Pittsburgh
100 Rock Springs Road
Delmont, PA 15626
(412) 468-3377

Subsidiaries

Sevenson Environmental Services
of PA, Inc.

Sevenson Industrial Services, Inc.

Waste Stream
Technology Inc.
302 Grote Street
Buffalo, NY 14207
(716) 876-5290

Auditors
Deloitte & Touche LLP
50 Fountain Plaza
Suite 250
Buffalo, New York 14202

Transfer Agent and Registrar
American Stock Transfer
& Trust Company
59 Maiden Lane
New York, New York 10038

Stock Listing
National Market tier of
The Nasdaq Stock Market®
under the symbol SEVN

Form 10-K

Single copies of the Company's 2000 Annual Report on Securities and Exchange Commission Form 10-K will be provided without charge to stockholders upon written request directed to the Secretary, Sevenson Environmental Services, Inc., 2749 Lockport Road, Niagara Falls, New York 14305-2229.

EXHIBIT 21

List of Subsidiaries
All Wholly-Owned

Subsidiary	Where Incorporated

Waste Stream Technology Inc.	New York

Sevenson Industrial Services, Inc.	New York

Sevenson Environmental Services of PA, Inc.	Pennsylvania

Sevenson Resources, Inc.	California

Senviro Investment Holdings, Inc.	Delaware

Exhibit 23

INDEPENDENT AUDITORS' CONSENT

We consent to the incorporation by reference in Registration Statement No. 333-70223 of Sevenson Environmental Services, Inc. on Form S-8 of our report dated February 14, 2001, appearing in the Annual Report on Form 10-K of Sevenson Environmental Services, Inc. for the year ended December 31, 2000.

Deloitte & Touche

Buffalo, New York
February 14, 2001