Form 10-Q
period 2001-03-31
SEVENSON ENVIRONMENTAL SERVICES INC
filed 2001-05-11
CIK 846976

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC

FORM 10-Q

Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

______________________________________________________________________________________

For Quarter Ended March 31, 2001	Commission File Number 0-17536

SEVENSON ENVIRONMENTAL SERVICES, INC.
(Exact name of registrant as specified in its charter)

New York (State or other jurisdiction of incorporation or organization)	16-1091535 (IRS Employer Identification No.)

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
Yes X No ______

Number of common shares outstanding as of the close of the period covered by this report:
2,520,914 shares of Common Stock and 7,968,931 shares of Class B Common Stock

PART I	FINANCIAL INFORMATION
ITEM 1	FINANCIAL STATEMENTS

SEVENSON ENVIRONMENTAL SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE DATA)
	March 31, 2001 (Unaudited)	December 31, 2000 (Audited)
ASSETS Current Assets: Cash and cash equivalents	$ 17,827	$ 19,146
Marketable securities	48,717	40,871
Accounts Receivable	25,971	35,408
Note receivable	1,000	1,250
Costs and estimated earnings on contracts in progress in excess of related billings	1,205	893
Prepaid expenses and other current assets Total current assets	700 95,420	931 98,499
PROPERTY AND EQUIPMENT: Land	323	323
Buildings and improvements	3,549	3,549
Construction and field equipment	27,192	27,187
Vehicles	6,278	6,143
Office furniture and equipment	2,198	2,174
	39,540	39,376
Less accumulated depreciation Total property and equipment, net	23,136 16,404	22,192 17,184
INVESTMENT IN BROWNFIELD REAL ESTATE	9,809	9,717
OTHER ASSETS	4,469	4,399
TOTAL ASSETS	$126,102	$129,799
SEVENSON ENVIRONMENTAL SERVICES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (IN THOUSANDS, EXCEPT SHARE DATA)
	March 31, 2001 (Unaudited)	December 31, 2000 (Audited)
LIABILITIES AND STOCKHOLDERS' EQUITY CURRENT LIABILITIES: Accounts payable:
Current	$ 4,702	$ 9,245
Retentions	547	590
Note Payable - current	1,132	1,392
Compensation, income taxes and other current liabilities	866	721
Amounts billed in excess of costs and estimated earnings on contracts in progress	10,886	9,683
Total current liabilities	18,133	21,631
DEFERRED INCOME TAXES	1,571	2,064
NOTES PAYABLE	2,351	2,459
STOCKHOLDERS' EQUITY: Common stock, $.01 par value; Authorized 12,000,000 shares, issued and outstanding 2,520,914 shares	25	25
Class B Common Stock, $.01 par value, Authorized 8,000,000 shares, issued and outstanding 7,968,931 shares	80	80
Preferred Stock, $.01 par value; Authorized 1,000,000 shares, outstanding - none	0	0
Additional Paid-in capital	35,922	35,922
Retained earnings	68,356 104,383	67,268 103,295
Accumulated other comprehensive income: Unrealized (loss) gain on marketable securities, net of tax	(336)	350
Total accumulated other comprehensive income	(336)	350
Total stockholders' equity	104,047	103,645
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$126,102	$129,799
See notes to condensed consolidated financial statements.

SEVENSON ENVIRONMENTAL SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
THREE-MONTH PERIODS ENDED MARCH 31, 2001 AND 2000 - (UNAUDITED)
(IN THOUSANDS, EXCEPT SHARE DATA)
_________________________________________________________________________________

	2001	2000
REVENUES	$19,866	$21,080
COSTS AND EXPENSES:
Direct and indirect costs	15,828	17,208
Selling, general and administrative	2,619	2,645
	18,447	19,853

EARNINGS FROM OPERATIONS	1,419	1,227

OTHER:
Interest income	720	631
Interest expense	(54)	(46)
Realized (loss) gain on sale of marketable securities	(39)	29
Equity in net loss of subsidiary	0	(535)
Other income	250	231
	877	310

EARNINGS BEFORE INCOME TAXES	2,296	1,537

INCOME TAX EXPENSE	866	546

NET EARNINGS	$ 1,430	$ 991

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	10,490	10,490

BASIC AND DILUTED EARNINGS PER SHARE	$ 0.14	$ 0.09

See notes to condensed consolidated financial statements.

SEVENSON ENVIRONMENTAL SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE-MONTH PERIODS ENDED MARCH 31, 2001 AND 2000 - (UNAUDITED)
(IN THOUSANDS, EXCEPT SHARE DATA)
_________________________________________________________________________________

	2001	2000
CASH FLOWS FROM OPERATING ACTIVITIES:
Cash receipts from customers	$30,444	$32,120
Cash payments to subcontractors, suppliers and employees	(22,348)	(25,991)
Interest received	720	631
Interest paid	(54)	(46)
Taxes paid	(1,209)	(634)
Net cash provided by operating activities	7,553	6,080

CASH FLOWS FROM INVESTING ACTIVITIES:
Investments purchased	(13,806)	(4,075)
Investments sold	5,650	4,322
Capital expenditures	(167)	(438)
Acquisition and remediation costs	(89)	(58)
Proceeds from sale of fixed assets	0	10
Net rental income from Brownfields property	250	231
Net cash used in investing activities	(8,162)	(8)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments of debt	(368)	(328)
Dividends paid	(342)	(310)
Net cash used in financing activities	(710)	(638)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(1,319)	5,434

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	19,146	11,053

CASH AND CASH EQUIVALENTS, END OF PERIOD	$17,827	$16,487

See notes to condensed consolidated financial statements.

SEVENSON ENVIRONMENTAL SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE-MONTH PERIODS ENDED MARCH 31, 2001 AND 2000 - (UNAUDITED)
(IN THOUSANDS, EXCEPT SHARE DATA)
_________________________________________________________________________________

	2001	2000
RECONCILIATION OF NET EARNINGS TO NET CASH PROVIDED BY OPERATING ACTIVITIES:
Net earnings	$1,430	$ 991
Adjustments to reconcile net earnings to net cash
Provided by operating activities:
Depreciation and amortization	946	871
Increase in cash surrender value of life insurance	(75)	(75)
Provision for deferred income taxes	(907)	(4,569)
Loss (gain) on sale of marketable securities	39	(29)
Loss on sale of fixed assets	0	3
Change in assets and liabilities affecting cash flow:
Accounts receivable	9,437	10,242
Notes receivable	250	0
Costs and estimated earnings on contracts in progress in excess of related billings	(312)	(93)
Prepaid expenses and other current assets	231	254
Other assets	(248)	304
Accounts payable	(4,586)	(6,542)
Compensation, income taxes and other current liabilities	145	3,835
Amounts billed in excess of costs and estimated earnings on contracts in progress	1,203	888

NET CASH PROVIDED BY OPERATING ACTIVITIES	$7,553	$6,080

See notes to condensed consolidated financial statements.

SEVENSON ENVIRONMENTAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED)
THREE MONTH PERIODS ENDED MARCH 31, 2001 AND 2000
1.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accounting policies used in preparing these condensed consolidated financial statements are the same as those used in preparing the Company's consolidated financial statements for the year ended December 31, 2000.

The foregoing condensed consolidated financial statements include all adjustments which are, in the opinion of management, necessary for a fair presentation. The interim results are not necessarily indicative of the results which may be expected for a full year.

2.

ACCOUNTING STANDARDS PRONOUNCEMENTS

During the first quarter of 2001, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities. The Company has not identified any derivatives that meet criteria for a derivative instrument and does not participate in any hedging activities. As a result, management of the Company concluded that there was no material effect on the Company's consolidated financial position, results of operations or cash flows resulting from the adoption of SFAS No. 133 at March 31, 2001.

3.

STOCK DIVIDEND

The Board of Directors announced on August 8, 2000, the declaration of a 10% stock dividend payable on August 29, 2000 to shareholders of record on August 22, 2000. The basic and diluted weighted average number of shares outstanding and earnings per share information for March 31, 2000 was restated to reflect the effects of the stock dividend.

4.

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

******

ITEM 2	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

First quarter revenues were $19,866,000, 6% lower than last year's first quarter revenues of $21,080,000. The decrease reflects backlog at the beginning of the quarter, $94 million, which was lower than at the same point a year earlier, $113 million.

Backlog at the end of the quarter was $106 million compared to $100 million a year earlier. During the quarter the Company received new contracts and additions to existing contracts totaling $32 million, which was an improvement over the first quarter last year when just $8 million was received but lower than the record $52 million received two years earlier. The differences among the three years are largely a matter of timing of project awards and are not an indication of fundamental differences in the market for the Company's services from one quarter or year to another. The Company believes that the demand for its services has not changed significantly over the last two to three years and continues to be good.

First quarter earnings from operations were $1,419,000, up 16% from last year's first quarter when earnings from operations were $1,227,000. The increase was due to higher gross margin, 20.3% compared to 18.3% last year. Gross margin in both quarters was within the Company's normal range. First quarter revenues flowed mainly from higher margin projects which were in progress at the end of last year and continued into the first quarter. As 2001 goes forward and the effect of those projects lessens and disappears with their completion, gross margins are expected to trend lower. Selling, general and administrative expenses were virtually unchanged from the year earlier's quarter.

Interest income was $720,000 compared to $631,000 in the first quarter last year. Higher invested balances were principally responsible for the increase. In the first quarter of last year, the Company recognized a loss of $530,000 on its equity method investment in Powerize.com, Inc., which it disposed of in August of 2000. The Company had other income of $250,000 which was principally net rental income from a company-owned Brownfields property.

The effective tax rate was 37.7%, up from 35.5% for last year's first quarter. The increase was due to higher operating earnings versus interest income. Interest income includes interest either partially or wholly exempt from taxes and thus has a lower effective tax rate. Also, the Company had less tax exempt interest during the first quarter of 2001.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $7,553,000 compared to $6,080,000 in the prior year's first quarter. Lower payments to subcontractors, suppliers and employees more than offset lower cash receipts from customers producing higher net cash receipts.

Net cash used in investing activities was $8,162,000 compared to $8,000 last year. The difference was due to differences in the timing of the sale and purchase of investments. Capital expenditures were lower at $167,000 versus $438,000 last year. Capital expenditures are largely for equipment and vehicles. Capital expenditure decisions are made based on equipment needs of current projects.

The Company paid a regular quarterly dividend of 3.5 cents per share of Common Stock and 3.18 cents per share of Class B Common Stock on March 13, 2001. Total dividends paid were $342,000.

The Board of Directors has authorized the repurchase of up to 1,200,000 shares of which 1,111,451 had been repurchased through December 31, 1999. The Company cancelled its 1,111,451 treasury shares in 2000. The Company did not repurchase any shares during 2000 or the first quarter.

In 1995 the Board of Directors authorized the Company to pursue the business strategy of acquiring, cleaning up and disposing of "Brownfield" sites, real property that is unmarketable or of substantially reduced value due to the presence of contamination. In 1996 the Company acquired interests in, and commenced the cleanup process at, two Brownfield sites. In 1997 the cleanup and sale of one of these sites were completed and the Company acquired interests in one additional site. Since 1997 no new sites have been purchased. In 1998, the Company purchased the interest of another party in one of the sites. During 1999, the Company sold a parcel of non-Brownfield property which had been acquired as part of the acquisition of an adjacent Brownfield site; the Company retains the Brownfield site itself. As of March 31, 2001, the Company's investment in Brownfield sites was $9.8 million. The Company will invest further funds in the cleanup of one of the remaining sites (cleanup at the other site is complete). The Company is not actively seeking new Brownfield ventures.

On March 31, 2001, the Company had working capital of $77.3 million versus $66.3 million a year earlier. Working capital included $66.5 million in cash, cash equivalents and marketable securities. The Company expects that existing funds and cash generated by operations will be sufficient to meet all working capital and capital investment needs for the foreseeable future.

PART II - OTHER INFORMATION
Item 1	Legal Proceedings Not Applicable
Item 2	Changes in Securities Not Applicable
Item 3	Defaults Upon Senior Securities Not Applicable
Item 4	Submission of Matters to a Vote of Security Holders Not Applicable
Item 5	Other Information Not Applicable
Item 6	Exhibits and Reports on 8-K (a) Exhibits: None required. (b) Reports on Form 8-K: None required. No reports on Form 8-K have been filed during the quarter (13 weeks) ended March 31, 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

SEVENSON ENVIRONMENTAL SERVICES, INC.

Dated: May 10, 2001

/s/ William J. McDermott
William J. McDermott
Vice President, Secretary and Chief Financial Officer