Form 10-Q
period 2001-06-30
SEVENSON ENVIRONMENTAL SERVICES INC
filed 2001-08-13
CIK 846976

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC

FORM 10-Q

Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

______________________________________________________________________________

For Quarter Ended June 30, 2001	Commission File Number 0-17536

SEVENSON ENVIRONMENTAL SERVICES, INC.
(Exact name of registrant as specified in its charter)

New York (State or other jurisdiction of incorporation or organization)	16-1091535 (IRS Employer Identification No.)

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

Yes X No ______

Number of common shares outstanding as of August 10, 2001:
2,520,914 shares of Common Stock and 7,968,931 shares of Class B Common Stock

PART I	FINANCIAL INFORMATION
ITEM 1	FINANCIAL STATEMENTS

SEVENSON ENVIRONMENTAL SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE DATA)

	June 30, 2001 (Unaudited)	December 31, 2000 (Audited)
ASSETS Current Assets: Cash and cash equivalents	$ 8,460	$ 19,146
Marketable securities	60,248	40,871
Accounts Receivable	30,566	35,408
Notes receivable	750	1,250
Costs and estimated earnings on contracts in progress in excess of related billings	3,075	893
Prepaid expenses and other current assets Total current assets	478 103,577	931 98,499
PROPERTY AND EQUIPMENT: Land	323	323
Buildings and improvements	3,549	3,549
Construction and field equipment	28,313	27,187
Vehicles	7,180	6,143
Office furniture and equipment	2,208	2,174
	41,573	39,376
Less accumulated depreciation Total property and equipment, net	23,997 17,576	22,192 17,184
INVESTMENT IN BROWNFIELD REAL ESTATE	9,884	9,717
OTHER ASSETS	4,537	4,399
TOTAL ASSETS	$135,574	$129,799

See notes to condensed consolidated financial statements.

SEVENSON ENVIRONMENTAL SERVICES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (IN THOUSANDS, EXCEPT SHARE DATA)
	June 30, 2001 (Unaudited)	December 31, 2000 (Audited)
LIABILITIES AND STOCKHOLDERS' EQUITY CURRENT LIABILITIES: Accounts payable:
Current	$ 7,017	$ 9,245
Retentions	593	590
Note Payable - current	1,616	1,392
Compensation, income taxes and other current liabilities	1,887	721
Amounts billed in excess of costs and estimated earnings on contracts in progress	12,699	9,683
Total current liabilities	23,812	21,631
DEFERRED INCOME TAXES	1,803	2,064
NOTES PAYABLE	3,475	2,459
STOCKHOLDERS' EQUITY: Common stock, $.01 par value; Authorized 12,000,000 shares, issued and outstanding 2,520,914 shares	25	25
Class B Common Stock, $.01 par value, Authorized 8,000,000 shares, issued and outstanding 7,968,931 shares	80	80
Preferred Stock, $.01 par value; Authorized 1,000,000 shares, outstanding - none	0	0
Additional paid-in capital	35,922	35,922
Retained earnings	70,443 106,470	67,268 103,295
Accumulated other comprehensive income: Unrealized gain on marketable securities, net of tax	14	350
Total accumulated other comprehensive income	14	350
Total stockholders' equity	106,484	103,645
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$135,574	$129,799
See notes to condensed consolidated financial statements.

SEVENSON ENVIRONMENTAL SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
THREE-MONTH PERIODS ENDED JUNE 30, 2001 AND 2000 - (UNAUDITED)
(IN THOUSANDS, EXCEPT SHARE DATA)
____________________________________________________________________________

	2001	2000
REVENUES	$29,633	$29,956
COSTS AND EXPENSES:
Direct and indirect costs	23,834	21,873
Selling, general and administrative	2,869	2,901
	26,703	24,774

EARNINGS FROM OPERATIONS	2,930	5,182

OTHER:
Interest income	812	706
Interest expense	(46)	(46)
Realized (loss) gain on sale of marketable securities	(49)	177
Equity in net loss of subsidiary	0	(713)
Other income	240	239
	957	363

EARNINGS BEFORE INCOME TAXES	3,887	5,545

INCOME TAX EXPENSE	1,458	2,122

NET EARNINGS	$ 2,429	$ 3,423

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	10,490	10,490

BASIC AND DILUTED EARNINGS PER SHARE	$ 0.23	$ 0.33

See notes to condensed consolidated financial statements.

SEVENSON ENVIRONMENTAL SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
SIX-MONTH PERIODS ENDED JUNE 30, 2001 AND 2000 - (UNAUDITED)
(IN THOUSANDS, EXCEPT SHARE DATA)
___________________________________________________________________________

	2001	2000
REVENUES	$49,499	$51,036
COSTS AND EXPENSES:
Direct and indirect costs	39,662	39,081
Selling, general and administrative	5,488	5,546
	45,150	44,627

EARNINGS FROM OPERATIONS	4,349	6,409

OTHER:
Interest income	1,532	1,337
Interest expense	(100)	(92)
Realized (loss) gain on sale of marketable securities	(88)	206
Equity in net loss of subsidiary	0	(1,248)
Other income	490	470
	1,834	673

EARNINGS BEFORE INCOME TAXES	6,183	7,082

INCOME TAX EXPENSE	2,324	2,668

NET EARNINGS	$ 3,859	$ 4,414

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	10,490	10,490

BASIC AND DILUTED EARNINGS PER SHARE	$ 0.37	$ 0.42

See notes to condensed consolidated financial statements.

SEVENSON ENVIRONMENTAL SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX-MONTH PERIODS ENDED JUNE 30, 2001 AND 2000 - (UNAUDITED)
(IN THOUSANDS, EXCEPT SHARE DATA)
____________________________________________________________________________

	2001	2000
CASH FLOWS FROM OPERATING ACTIVITIES:
Cash receipts from customers	$55,674	$54,332
Cash payments to subcontractors, suppliers and employees	(44,649)	(49,448)
Interest received	1,532	1,337
Interest paid	(100)	(92)
Taxes paid	(2,114)	(2,754)
Tax refunds received	7	0
Net cash provided by operating activities	10,350	3,375

CASH FLOWS FROM INVESTING ACTIVITIES:
Investments purchased	(38,954)	(4,823)
Investments sold	19,361	5,337
Capital expenditures	(2,325)	(1,300)
Acquisition and remediation costs	(164)	(690)
Proceeds from sale of fixed assets	0	22
Net rental income from Brownfields property	490	470
Net cash used in investing activities	(21,592)	(984)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments of debt	(713)	(566)
Debt proceeds	1,953	203
Dividends paid	(684)	(621)
Net cash provided by (used in) financing activities	556	(984)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(10,686)	1,407

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	19,146	11,053

CASH AND CASH EQUIVALENTS, END OF PERIOD	$ 8,460	$12,460

See notes to condensed consolidated financial statements.

SEVENSON ENVIRONMENTAL SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX-MONTH PERIODS ENDED JUNE 30, 2001 AND 2000 - (UNAUDITED)
(IN THOUSANDS, EXCEPT SHARE DATA)
_____________________________________________________________________________
	2001	2000
RECONCILIATION OF NET EARNINGS TO NET CASH PROVIDED BY OPERATING ACTIVITIES:
Net earnings	$ 3,859	$ 4,414
Adjustments to reconcile net earnings to net cash
Provided by operating activities:
Depreciation and amortization	1,933	1,770
Increase in cash surrender value of life insurance	(150)	(150)
Provision for deferred income taxes	(468)	(5,184)
Loss (gain) on sale of marketable securities	88	(206)
(Gain) loss on sale of fixed assets	0	(22)
Change in assets and liabilities affecting cash flow:
Accounts receivable	4,841	2,298
Notes receivable	500	0
Material and supply inventories	4	2
Costs and estimated earnings on contracts in progress in excess of related billings	(2,182)	(84)
Prepaid expenses and other current assets	449	452
Other assets	(480)	769
Accounts payable	(2,225)	(6,455)
Compensation, income taxes and other current liabilities	1,165	4,667
Amounts billed in excess of costs and estimated earnings on contracts in progress	3,016	1,104

NET CASH PROVIDED BY OPERATING ACTIVITIES	$10,350	$ 3,375

See notes to condensed consolidated financial statements.

SEVENSON ENVIRONMENTAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED)
SIX MONTH PERIODS ENDED JUNE 30, 2001 AND 2000
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

Certain reclassifications of 2000 balances have been made to conform with classifications used in 2001.

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

3.

STOCK DIVIDEND

The Board of Directors announced on August 8, 2000, the declaration of a 10% stock dividend payable on August 29, 2000 to shareholders of record on August 22, 2000. The basic and diluted weighted average number of shares outstanding and earnings per share information for June 30, 2000 was restated to reflect the effects of the stock dividend.

4.	TOTAL COMPREHENSIVE INCOME Total comprehensive income at June 30, 2001 is comprised of: Net earnings Change in unrealized gains on marketable securities, net of tax Total comprehensive income	$ 3,859 (336) $ 3,523

ITEM 2	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Second quarter revenues were $29,633,000, little different (down 1%) from last year's second quarter revenues of $29,956,000. The fact that revenues for the second quarter were approximately equal to last year's second quarter revenues is consistent with the similar backlog figures at the beginning of each quarter, $106 million this year and $100 million last year.

Backlog at June 30th was $98 million compared to $111 million a year earlier. During the first six months, the Company received new contracts and additions to existing contracts totaling $54 million, compared to $50 million last year and $70 million in the first 6 months of 1999. Backlog at June 30th was 12% lower than backlog a year earlier due to lower backlog at the beginning of the year. Backlog at the beginning of 2001 was $94 million compared to $113 million at the beginning of 2000. The Company believes that sufficient opportunities for new contracts will be forthcoming during the balance of the year to allow the Company to maintain backlog near recent levels.

Second quarter earnings from operations were $2,930,000, down 44% from last year's $5,182,000. Earnings were down due to lower gross margin. Gross margin was 20% compared to 27% last year and 21% in 1999. The Company considers gross margin in the range of 17% to 27% to be normal for a quarter. Second quarter gross margin fell lower in this range than in the previous two years due to higher insurance expense and lower margins on contracts. Second quarter insurance expense was higher for reasons which are programmatic, and thus expected to recur, and loss-related, and thus not necessarily expected to recur. Margins on contracts are expected to continue to be lower than last year's.

Selling, general and administrative expense was $2,869,000, slightly lower (1%) than last year's $2,901,000.

Interest income was $812,000 compared to $706,000 last year. Interest income increased, despite lower interest rates, due to higher invested balances. A loss of $49,000 was realized on the sale of marketable securities compared to a gain of $177,000 last year.

For last year's second quarter, the Company recognized a $713,000 loss on its equity method investment in Powerize.com, Inc., which the Company disposed of in August, 2000.

The Company had other income of $240,000, which was principally net rental income from a Company-owned Brownfield property.

The quarter's effective tax rate was 37.5% compared to 38.2% for last year. The decrease was due to lower operating earnings versus interest income. Interest income includes interest either partially or wholly exempt from taxes and thus has a lower effective tax rate.

LIQUIDITY AND CAPITAL RESOURCES

For the six month period, operating activities produced net cash of $10,350,000 compared to $3,375,000 produced for the first six months last year. Lower cash payments to subcontractors, suppliers and employees ($44,649,000 compared to $49,448,000 last year) were principally responsible for the increase in operating cash flow versus last year. The difference in cash payments was timing related.

Net cash used in investing activities was $21,592,000 compared to $984,000 for the first six months last year. The difference was due principally to differences in the timing of the purchase and sale of investments. Also, capital expenditures were $2,325,000 up from $1,300,000 last year. The Company replaced older field equipment and added new field equipment to suit current needs.

The Company paid a regular quarterly dividend of 3.5 cents per share of Common Stock and 3.18 cents per share of Class B Common Stock on March 13, 2001 and June 11, 2001. Total dividends paid amounted to $684,000.

The Board of Directors has authorized the repurchase of up to 1,200,000 shares of which 1,111,451 had been repurchased through December 31, 1999. The Company cancelled the 1,111,451 treasury shares in 2000. The Company did not repurchase any shares during 2000 or the first six months of 2001.

In 1995 the Board of Directors authorized the Company to pursue the business strategy of acquiring, cleaning up and disposing of "Brownfield" sites, real property that is unmarketable or of substantially reduced value due to the presence of contamination. In 1996 the Company acquired interests in, and commenced the cleanup process at, two Brownfield sites. In 1997 the cleanup and sale of one of these sites were completed and the Company acquired interests in one additional site. Since 1997 no new sites have been purchased. In 1998, the Company purchased the interest of another party in one of the sites. During 1999, the Company sold a parcel of non-Brownfield property which had been acquired as part of the acquisition of an adjacent Brownfield site; the Company retains the Brownfield site itself. As of June 30, 2001, the Company's investment in Brownfield sites was $9.9 million. The Company will invest further funds in the cleanup of one of its two remaining sites (cleanup at the other site is substantially complete). The Company is not actively seeking new Brownfield ventures.

On June 30, 2001, the Company had working capital of $79.8 million versus $69.5 million a year earlier. Working capital included $68.7 million in cash, cash equivalents and marketable securities. The Company expects that existing funds and cash generated by operations will be sufficient to meet all working capital and capital investment needs for the foreseeable future.

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
Item 4

Submission of Matters to a Vote of Security Holders

At the Company's Annual Meeting of Shareholders held on May 22, 2001, the nominees of the Board of Directors were elected based upon the following results:

Nominees Joseph J. Castiglia Robert S. Kelso Paul C. Hilbert	CLASS A For 2,012,358 2,012,358 2,012,358	Withheld 5,024 5,024 5,024
Nominees Michael A. Elia Laurence A. Elia Richard A. Elia William J. McDermott Dena M. Armstrong Arthur A. Elia	CLASS B For 7,968,931 7,968,931 7,968,931 7,968,931 7,968,931 7,968,931	Withheld 0 0 0 0 0 0

The appointment by the Board of Directors of Deloitte & Touche LLP as independent accountants for the fiscal year ending December 31, 2001 was ratified based upon the following vote. For, 81,705,280; Against, 1,324; Abstain, 88.

Item 5	Other Information Not Applicable
Item 6	Exhibits and Reports on 8-K (a) Exhibits: None (b) Reports on Form 8-K: None required. No reports on Form 8-K have been filed during the quarter (13 weeks) ended June 30, 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SEVENSON ENVIRONMENTAL SERVICES, INC.

Dated: August 10, 2001

/s/ William J. McDermott
William J. McDermott Vice President, Secretary and Chief Financial Officer